Form 10-Q
period 1994-12-31
BEI ELECTRONICS INC
filed 1995-02-13
CIK 851478

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1994 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ______.


                         Commission file number 0-17885
                    B E I    E L E C T R O N I C S,   I N C.
             (Exact name of Registrant as specified in its charter)




        Delaware                                    71-0455756
(State of incorporation)               (I.R.S. Employer Identification No.)




                          One Post Street, Suite 2500
                        San Francisco, California  94104
                    (Address of principal executive offices)

                                 (415) 956-4477
                        (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X   No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock:  $.001 Par Value, 6,699,627 shares as of January 11, 1995

BEI ELECTRONICS , INC. AND SUBSIDIARIES

INDEX


  PART 1.          FINANCIAL INFORMATION                                                              PAGE
                   ---------------------                                                              ----

  Item 1.          Financial Statements

                         Condensed Consolidated Balance Sheets--December 31, 1994 and October 1,        3
                         1994

                         Condensed Consolidated Statements of Operations--Quarter ended December        4
                         31, 1994 and January 1, 1994

                         Condensed Consolidated Statements of Cash Flows--Quarter ended December        5
                         31, 1994 and January 1, 1994

                         Notes to Condensed Consolidated Financial Statements--December 31, 1994        6


  Item 2.          Management's Discussion and Analysis of Financial Condition and Results of          10
                   Operations


  PART II.         OTHER INFORMATION
                   -----------------

  Item 6.                Exhibits and Reports on Form 8-K


                         (a)   Exhibits

                               Exhibit 27 Financial Data Schedule

                         (b)   Reports on Form 8-K

                               No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1994.


                   SIGNATURES                                                                          13
                   ----------

BEI ELECTRONICS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    December 31,      October 1,
                                                       1994             1994
                                                    ------------      ----------
                                                    (Unaudited)        (Note)
                                                      (dollars in thousands)
  ASSETS

  Cash and cash equivalents                           $1,718           $4,197
  Trade receivables - net                             17,328           18,503
  Inventories - net                                   36,774           33,185
  Other current assets                                 4,232            4,903
                                                    --------         --------
        Total current assets                          60,052           60,788


  Property, plant and equipment - net                 28,676           29,270
  Goodwill                                             5,084            5,156
  Other assets - net                                  16,575           17,218
                                                    --------         --------
                                                    $110,387         $112,432
                                                    ========         ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                              $6,801           $7,826
  Accrued expenses and other liabilities              11,525           11,951
  Federal and state income taxes                          --               --
  Current portion of long-term debt                      825              822
                                                    --------         --------
        Total current liabilities                     19,151           20,599

  Long-term debt, less current portion                30,354           30,421
  Deferred income taxes and other liabilities          3,577            3,583

  Stockholders' equity less treasury stock            57,305           57,829
                                                    --------         --------
                                                    $110,387         $112,432
                                                    ========         ========

  See notes to condensed consolidated financial statements.


  Note: The balance sheet at October 1, 1994 has been derived from the audited consolidated balance sheet at that date.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                              Quarter Ended
                                                                -----------------------------------------
                                                                December 31,                   January 1,
                                                                    1994                          1994
                                                                ------------                   ----------
                                                             (dollars in thousands except per share amounts)
  Net sales                                                       $36,698                       $29,414
  Cost of sales                                                    26,786                        20,427
                                                                  -------                       -------
                                                                    9,912                         8,987

  Selling, general and administrative expenses                      8,667                         8,399
  Research, development and related expenses                        1,282                         1,612
                                                                  -------                       -------
  Income (loss) from operations                                      (37)                       (1,024)

  Interest expense                                                    655                           553
  Other income                                                         42                            52
                                                                  -------                       -------
  Income (loss) before income taxes                                 (650)                       (1,525)
  Provision (benefit) for income taxes                              (205)                         (602)
                                                                  -------                       -------
  Net income (loss)                                                ($445)                        ($923)
                                                                  =======                       =======
  Earnings (loss) per common share and common
    share equivalents                                             ($0.07)                       ($0.14)
                                                                  =======                       =======

  Weighted average shares outstanding                               6,690                         6,616
                                                                  =======                       =======

  Dividends per common share                                        $0.02                         $0.02
                                                                  =======                       =======



See notes to condensed consolidated financial statements.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                             Three Months Ended
                                                         --------------------------
                                                         December 31,    January 1,
                                                             1994          1994
                                                         ------------    ----------
                                                           (dollars in thousands)
  Net cash provided (used) by operating activities        ($1,429)        ($3,327)
  Cash flows from investing activities:
        Increase in investments                                 --         (1,975)
        Purchases of property, plant and
          equipment                                          (994)           (862)
        Decrease (Increase) in other assets                    107           (711)
                                                          --------        --------
              Net cash used in investing activities          (887)         (3,548)

  Cash flows from financing activities:
        Borrowings from line of credit agreement             1,500           1,000
        Payments on line of credit                         (1,500)         (1,000)
        Proceeds from long-term debt                            --          11,200
        Payments on long-term debt                            (37)            (56)
        Proceeds from issuance of common stock                   7              26
        Purchase of treasury stock                              --           (156)
        Payment of cash dividends                            (133)           (132)
                                                          --------        --------
              Net cash provided by financing activities      (163)          10,882
                                                          --------        --------
  Net decrease in cash and cash equivalents                (2,479)           4,007

  Cash and cash equivalents at beginning of period           4,197           1,572
                                                          --------        --------
  Cash and cash equivalents at end of period                $1,718          $5,579
                                                          ========        ========


See notes to condensed consolidated financial statements.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 1994

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended October 1, 1994.



NOTE B--INVENTORIES

                                                      December 31,   October 1,
                                                         1994           1994
                                                      ------------   ----------
                                                       (dollars in thousands)
  Finished products                                       $1,646       $2,515
  Work in process                                          5,351        5,570
  Materials                                                9,584        9,047
  Costs incurred under long-term contracts,
     including U.S. Government contracts                  34,357       36,054
  Unapplied progress payments                           (14,164)     (20,001)
                                                        --------     --------
  Net inventories                                        $36,774      $33,185
                                                        ========     ========

NOTE C--EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENTS

                                                          Quarter Ended
                                                    -------------------------
                                                    December 31,   January 1,
                                                       1994          1994
                                                    ------------   ----------
                                          (dollars in thousands except per share amounts)
  Weighted average shares outstanding                  6,690         6,616

  Net effect of dilutive stock options
     based on the treasury stock method                   --            --
                                                     -------       -------
  Total weighted average shares outstanding            6,690         6,616
                                                     =======       =======
  Net income (loss)                                   ($445)        ($923)
                                                     =======       =======
  Earnings (loss) per common share and common
     share equivalents                               ($0.07)       ($0.14)
                                                     =======       =======


Earnings per common share and common share equivalents are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Loss per common share is based on the weighted average number of common shares only, as any assumption of conversion of options would be antidilutive.


NOTE D--CONTINGENCIES AND LITIGATION

In connection with the acquisition of assets from Systron Donner Corporation during fiscal 1990, BEI Systron Donner Company assumed an obligation to pay former shareholders of General Precision Industries (GPI) $4.3 million if certain levels of confirmed orders and shipments are achieved for products developed using technology acquired from GPI in 1986 under a license agreement which expires in 2003. The technology acquired was assigned a value of $5.6 million for the purchase price allocation for the acquisition.

In September of 1991, the Licensor of the patent on which the Company's quartz technology is based advised the Company that royalties in excess of the amounts previously paid by the Company were due. The amount of royalties involved was approximately $400,000. The Company advised the Licensor that based on its understanding of the license agreement no additional amounts were due. The Licensor alleged that nonpayment of the royalties due would give the Licensor the right to terminate the license agreement. The parties were unable to resolve these differences. Accordingly, the Company elected to exercise the provision of the license agreement which required arbitration of any disputes between the parties to the agreement.

In June of 1993, the Company and the Licensor filed briefs with the arbitration panel. The Licensor alleged in its brief that the amount of royalties, milestone payments and accrued interest due as of September 30, 1992 was approximately $10.0 million (including the $4.3 million described above), and asked the arbitration panel to rule that the license could be terminated based on noncompliance by the Company with the terms of the license agreement.

The Company has asked the arbitration panel to rule that the amounts of the royalties paid by the Company had been properly determined by the Company, that the original license agreement should be reformed to reduce the royalties due on future sales as a result of failure by the Licensor to disclose certain matters which significantly impacted the Company's timely ability to employ the licensed patent on production units and that the license was not subject to termination.

The arbitration process is ongoing. Final arguments regarding issues of law and interpretation of the agreement were presented in late 1994. The arbitration panel is expected to issue its ruling in 1995. Management has vigorously defended its rights under the license agreement, and while the outcome of this matter cannot be determined with certainty, management believes, taking all factors into account and after consultation with legal counsel, that this matter will not result in termination of the license nor will the ultimate resolution of the matter have a material adverse impact on the financial position of the Company.

During a vendor survey conducted by BEI Defense Systems Company in the first quarter of fiscal 1994, a component used in the HYDRA 70 rocket motor was identified as being produced by a process that differed from the one that the vendor had certified. Subsequent to the survey and BEI's evaluation of alternative acceptable processes, BEI's customer, the U.S. Government, was notified of the potentially non-conforming material. The customer, as required by applicable contract provisions, notified Justice Department and Defense Department investigators. Management also conducted an internal investigation to determine the facts and appropriateness of follow-up actions. Due to these investigations, delivery of certain completed rocket motors was delayed beginning in late December 1993. Subsequently, the customer agreed to accept the completed but undelivered rocket motors and the Company agreed to replace the affected parts under warranty. During the fourth quarter of fiscal 1994, the Company began rework under warranty and substantial deliveries of rocket motors were completed prior to year end. The Company has provided for the cost of warranty replacement of the affected parts in all undelivered rocket motors.

For previously delivered rocket motors, the customer is in the process of conducting extensive tests on the potentially non-conforming part to determine whether required levels of performance and reliability are achieved by the affected part. The tests are expected to be completed in March 1995. Based on the results of less extensive tests arranged by the Company which were designed to test the performance and reliability of the affected part, management believes the results of the customer's tests will be a determination that performance and reliability of the affected part meet applicable requirements. No provision has been made in the accompanying financial statements for any liability that may result from an adverse determination with respect to performance and reliability requirements. The outcome of the Justice Department portion of the investigation is not presently determinable.

In October 1993, the State of California filed a first amended complaint against a division of the Company and fifty-two other defendants. The complaint seeks recovery of response costs incurred by the State at a waste oil recycling facility in Commerce, California (the "Site"). The State alleges that, as of October 1993, it had incurred over $2.2 million in response costs at the Site.

The Company has joined a group of defendants who are potentially parties for the Site (the "PRP Group"). The PRP Group is proceeding with analysis of past work performed at the Site and preparing a Remedial Action Plan for the Site. Currently, the estimated cost of the remedial actions proposed for the Site range from $500,000 to $1,200,000. The PRP Group is also conducting settlement negotiations with the State. Since filing its First Amended Complaint, the State has disclosed that its past costs associated with the Site are $3,700,000.

The division of the Company against which the claim is asserted was acquired from Systron Donner Corporation in 1990. In connection with that acquisition, Systron Donner agreed to indemnify the Company against any claims, damages and expenses in excess of $100,000 arising in connection with certain environmental matters. Management believes such indemnification will encompass this claim. While the outcome of this matter cannot be determined with certainty, management believes that the ultimate resolution will not have a material adverse impact on the financial position of the Company.

In October 1993, CooperSurgical, Inc. a subsidiary of the Cooper Companies, filed a claim for unspecified damages alleging unfair competition due to actions by BEI Medical Systems and Richard Turner, its president, a former employee of the Cooper Companies, and others. On May 16, 1994, the Chancery Division for the Superior Court of New Jersey granted a partial summary judgment in favor of the plaintiff and issued an injunction against the defendants restraining them from selling certain products until June 20, 1996. In September 1994, BEI Medical Systems filed a motion to vacate the May 16, 1994 order. In October 1994, CooperSurgical filed an expert report with the court alleging $11 million in damages due plus interest. On November 28, 1994, the Court granted BEI Medical Systems' motion to vacate the May order. As a result the partial summary judgement has been reversed and the injunction has been lifted.

Management has vigorously defended its rights in this action and believes after discussion with legal counsel that the CooperSurgical claims are exaggerated. Expert witnesses for BEI have prepared a formal response to the CooperSurgical damage claims which will be submitted early in 1995. While the outcome of this matter cannot be determined at this time, management believes, taking known factors into account and after consultation with legal counsel, that this matter will not result in a material adverse impact on the financial position of the Company.

The Company has pending various legal actions arising in the normal course of business. None of these legal actions are expected to have a material effect on the Company's operating results or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations.

                                                         Quarter Ended
                                                  --------------------------
                                                  December 31,    January 1,
                                                     1994           1994
                                                  ------------    ----------
   Net sales                                        100.0%          100.0%
   Cost of sales                                     73.0            69.4
                                                    -----           -----
   Gross profit                                      27.0            30.6
   Operating expenses
     Selling, general and administrative expenses    23.6            28.6
     Research, development and related expenses       3.5             5.5
                                                    -----           -----
   Income (loss) from operations                    (0.1)           (3.5)

   Interest expense                                   1.8             1.9
   Other income                                       0.1             0.2
                                                    -----           -----
   Income (loss) before income taxes                (1.8)           (5.2)
   Provision for income taxes (credit)              (0.6)           (2.1)
                                                    -----           -----
   Net income (loss)                                (1.2)%          (3.1)%
                                                    =====           =====


QUARTER ENDED DECEMBER 31, 1994 AND JANUARY 1, 1994

Net sales for the first quarter of fiscal 1995, ended December 31, 1994, increased $7.3 million or 24.8% from the same period in fiscal 1994.

Defense Systems segment net sales increased $5.4 million or 66.2% in the first quarter of fiscal 1995 compared to the same period in the prior year. The increase was primarily the result of lower than average shipments caused by delays in deliveries experienced in the first quarter of 1994, when certain lines of rocket motors and warheads suffered a shortfall in shipments as a result of then unresolved upgrading, testing, and requalification issues.

In January 1995, the Company was advised that the U.S. Army's fiscal 1996 to fiscal 1998 HYDRA 70 Systems procurement had been awarded to a competing bidder. The HYDRA 70 Systems contract represented greater than 90 percent of Defense Systems segment revenue during fiscal 1994 and in the first quarter of fiscal 1995. The existing HYDRA 70 backlog of approximately $60 million which is scheduled for shipments into fiscal 1996 represents a similar portion of the total Defense Systems backlog. As the HYDRA 70 Systems contract nears completion in early fiscal 1996, revenues of the Defense Systems segment can be expected to decline substantially unless there is a change in the Army's announced plan.

Sensors & Systems segment sales volume increased $1.7 million or 8.9% from the first quarter of 1994. The higher net sales were due primarily to increases in several commercial product lines, primarily industrial and automotive products. Partially offsetting these gains in sales volume were decreased sales in the government sector, reflecting the continuing impact of U.S. Government-defense related cutbacks.

Consolidated cost of sales as a percentage of net sales was greater in the first quarter of fiscal 1995 versus the comparable period of fiscal 1994. Defense Systems segment cost of sales increased substantially from the prior year as the result of higher sales and an increased proportion of competitively-bid contracts, including the HYDRA 70 systems contract. To the extent the sales mix of the Defense Systems segment contains an increased proportion of competitively bid contracts, cost of sales have been unfavorably impacted. Increases in cost of sales as a percentage of net sales in the Defense Systems segment were partially offset by decreases in cost of sales as a percentage of net sales in the Sensors and Systems and Medical Systems segments due primarily to higher gross margin percentages on commercial sales.

The Company's gross profit margins from sales to the U.S. Government for military and space products are generally lower than gross profit margins from sales of commercial and industrial products. The margins on the Defense Systems segment vary considerably. As a result, profitability from Defense Systems' revenue has varied significantly depending on the contract mix in any period. The existing backlog in the Defense Systems segment has gross margins that are similar to fiscal 1994 gross margins on similar Defense Systems products. Management is continuing measures to reduce costs for the HYDRA 70 program. Downward pressure on gross profit margins will continue, especially for military contracts.

Selling, general and administrative expenses as a percentage of net sales decreased in the first quarter of fiscal 1995 versus the comparable period of fiscal 1994, due to increased volume of total net sales as well as reduced levels of spending in the Medical Systems and Defense Systems segments.

Research, development and related expenses as a percentage of net sales for the first quarter of fiscal 1995 showed a decrease from the same period in fiscal 1994 due to increased volume of total net sales as well as reduced levels of spending in the Sensors and Systems and Defense Systems segments.


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 1995, total cash used by operations was $1.4 million, including the net loss of $0.4 million. Outflows of cash from operations primarily consisted of a $3.6 million increase in inventory and a decrease in accruals and other liabilities of $1.7 million. Countering these usages, cash provided by operations included net trade receivable collections of $1.2 million and the reduction in other current assets of $0.9 million, as well as the positive impact of non-cash charges to income from depreciation, amortization, and losses on disposals of property, plant, and equipment for $1.3 million, $0.7 million, and $0.2 million respectively.

Cash used for investing activities of $0.8 million was primarily composed of $1.0 million of capital expenditures, offset by a $0.1 million decrease in other assets. The level of other capital expenditures for fiscal 1995 is consistent with the current volume of business.

Cash flows for financing activities consisted of the short term borrowing and repayment of $1.5 million on the Company's line of credit, as well as $0.1 million used to pay stock dividends.

The Company had no material capital commitments at December 31, 1994.

In 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 107 "Disclosures About Fair Value of Financial Instruments." The Company will be required to adopt FAS 107 in fiscal year 1996. Accordingly, the Company plans to adopt FAS 107 when required, and will disclose the fair value for all of its financial instruments, if practicable.

Based on the financial condition of the Company at October 1, 1994, management believes that the existing cash balances, cash generated from operations, and available lines of credit will be sufficient to meet the Company's planned needs for the foreseeable future. If the Company requires additional capital, it anticipates that such capital will be provided by bank or other borrowings, although there can be no assurances that funds will be available on terms as favorable as those applicable to the Company's currently outstanding debt.


EFFECTS OF INFLATION

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Francisco, County of San Francisco, State of California, on February 13, 1995.




                                            BEI ELECTRONICS, INC.


                                            By:  /s/ Robert R. Corr
                                                 ------------------------------
                                                 Robert R. Corr
                                                 Treasurer and Controller
                                                 (Principal Accounting Officer)