Form 10-Q
period 1995-04-01
BEI ELECTRONICS INC
filed 1995-05-16
CIK 851478

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 1, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ______ .

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

    Common Stock:  $.001 Par Value, 6,797,884 shares as of April 25, 1995

BEI ELECTRONICS , INC. AND SUBSIDIARIES

INDEX


  PART 1.          FINANCIAL INFORMATION                                                            PAGE
                   ---------------------                                                            ----

  Item 1.          Financial Statements

                         Condensed Consolidated Balance Sheets--April 1, 1995 and October 1,            3
                         1994


                         Condensed Consolidated Statements of Operations--Quarter and Six Months        4
                         ended April 1, 1995 and April 2, 1994

                         Condensed Consolidated Statements of Cash Flows--Six Months ended April        5
                         1, 1995 and April 2, 1994

                         Notes to Condensed Consolidated Financial Statements--April 1, 1995            6


  Item 2.          Management's Discussion and Analysis of Financial Condition and Results of           11
                   Operations


  PART II.         OTHER INFORMATION
                   -----------------

  Item 4.                Submission of Matters to Vote of Security Holders                              15


  Item 6.                Exhibits and Reports on Form 8-K

                         (a)   Exhibits

                               Exhibit 27 - Financial Data Schedule


                         (b)   Reports on Form 8-K

                               No reports on Form 8-K were filed by the Company during the quarter ended April 1, 1995.



                   SIGNATURES                                                                           16
                   ----------

BEI ELECTRONICS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  April 1,                     October 1,
                                                                    1995                          1994
                                                                 (Unaudited)                     (Note)
                                                                          (dollars in thousands)
- ---------------------------------------------------------------------------------------------------------------
  ASSETS
  Cash and cash equivalents                                              $3,373                        $4,197
  Trade receivables - net                                                18,638                        18,503
  Inventories - net  (See Note B)                                        32,818                        33,185
  Other current assets                                                    3,714                         4,903
                                                                       --------                      --------
        Total current assets                                             58,543                        60,788


  Property, plant and equipment - net                                    28,475                        29,270
  Acquired Technology  (See Note D)                                       8,503                         5,621
  Goodwill                                                                4,979                         5,156
  Other assets - net                                                     10,914                        11,597
                                                                       --------                      --------
                                                                       $111,414                      $112,432
                                                                       ========                      ========


  LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                                                 $5,827                        $7,826
  Accrued expenses and other liabilities                                 14,485                        11,951
  Federal and state income taxes                                             --                            --
  Current portion of long-term debt                                         822                           822
                                                                       --------                      --------
        Total current liabilities                                        21,134                        20,599

  Long-term debt, less current portion                                   30,231                        30,421
  Deferred income taxes and other liabilities                             3,071                         3,583


  Stockholders' equity less treasury stock                               56,978                        57,829
                                                                       --------                      --------
                                                                       $111,414                      $112,432
                                                                       ========                      ========

  See notes to condensed consolidated financial statements.


  Note: The balance sheet at October 1, 1994 has been derived from the audited consolidated balance sheet at that date.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                           Quarter Ended                Six Months Ended
                                                        -----------------------       -----------------------
                                                        April 1,       April 2,       April 1,       April 2,
                                                          1995           1994           1995           1994
                                                           (dollars in thousands except per share amounts)
- -------------------------------------------------------------------------------------------------------------
  Net sales                                              $36,531        $28,288        $73,229        $57,702
  Cost of sales                                           27,841         19,178         54,627         39,605
                                                         ----------------------------------------------------
                                                           8,690          9,110         18,602         18,097

  Selling, general and administrative expenses             8,258          9,489         16,925         17,888
  Research, development and related expenses               1,046          1,710          2,328          3,322
                                                         ----------------------------------------------------
  Income (loss) from operations                             (614)        (2,089)          (651)        (3,113)

  Interest expense                                           623            609          1,278          1,162
  Other income                                               630            853            672            905
                                                         ----------------------------------------------------
  Income (loss) before income taxes                         (607)        (1,845)        (1,257)        (3,370)
  Provision (benefit) for income taxes                      (205)          (724)          (410)        (1,326)
                                                         ----------------------------------------------------
  Net income (loss)                                        ($402)       ($1,121)         ($847)       ($2,044)
                                                         ====================================================
  Earnings (loss) per common share and
  common share equivalents                                ($0.06)        ($0.17)        ($0.13)        ($0.31)
                                                         ====================================================
  Weighted average shares outstanding                      6,751          6,643          6,721          6,629
                                                         ====================================================
  Dividends per common share                               $0.02          $0.02          $0.04          $0.04
                                                         ====================================================




See notes to condensed consolidated financial statements.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                 Six Months Ended
                                                                         ------------------------------------
                                                                         April 1,                    April 2,
                                                                           1995                        1994
                                                                              (dollars in thousands)
- -------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by operating activities                       $1,585                      ($3,129)

  Cash flows from investing activities:
        Purchases of property, plant and equipment                       (2,140)                       (7,402)
        Decrease(Increase) in other assets                                  (17)                         (849)
                                                                         ------                        ------
              Net cash used in investing activities                      (2,157)                       (8,251)

  Cash flows from financing activities:
        Borrowings from line of credit                                    5,500                            --
        Payments on line of credit                                       (5,500)                           --
        Proceeds from long term debt                                         --                        12,200
        Payments on long term debt                                         (136)                       (1,176)
        Proceeds from issuance of common stock                              153                           268
        Purchase of treasury stock                                           --                          (156)
        Payment of cash dividends                                          (269)                         (265)
                                                                         ------                        ------
              Net cash (used) provided by financing activities             (252)                       10,871
                                                                         ------                        ------
  Net decrease in cash and cash equivalents                                (824)                         (509)

  Cash and cash equivalents at beginning of period                        4,197                         1,572
                                                                         ------                        ------
  Cash and cash equivalents at end of period                             $3,373                        $1,063
                                                                         ======                        ======


See notes to condensed consolidated financial statements.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

April 1, 1995

NOTE A -- BASIS OF PRESENTATION

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



NOTE B--INVENTORIES

                                                                        April 1,                    October 1,
                                                                          1995                         1994
                                                                              (dollars in thousands)
- -------------------------------------------------------------------------------------------------------------
  Finished products                                                      $1,380                        $2,515
  Work in process                                                         5,031                         5,570
  Materials                                                               9,762                         9,047
  Costs incurred under long-term contracts,
     including U.S. Government contracts                                 31,584                        36,054
  Unapplied progress payments                                           (14,939)                      (20,001)
                                                                        -------                       -------
  Net inventories                                                       $32,818                       $33,185
                                                                        =======                       =======

NOTE C--EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENTS

                                                                Quarter Ended            Six Months Ended
                                                             April 1,    April 2,     April 1,      April 2,
                                                              1995         1994         1995          1994
                                                             (dollars in thousands except per share amounts)
- -------------------------------------------------------------------------------------------------------------
  Weighted average shares outstanding                           6,751        6,643        6,721         6,629

  Net effect of dilutive stock options
  based on the treasury stock method                               --           --           --            --
                                                                ---------------------------------------------
  Total weighted average shares outstanding                     6,751        6,643        6,721         6,629
                                                                =============================================
  Net income (loss)                                             ($402)     ($1,121)       ($847)      ($2,044)
                                                                =============================================
  Earnings (loss) per common share and common share
  equivalents                                                  ($0.06)      ($0.17)      ($0.13)       ($0.31)
                                                                =============================================

Earnings per common share and common share equivalents are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Loss per common share is based on the weighted average number of common shares only, as any assumption of conversion of options would be antidilutive.


NOTE D--CONTINGENCIES AND LITIGATION

In connection with the acquisition of assets from Systron Donner Corporation during fiscal 1990, BEI Systron Donner Company assumed an obligation to pay former shareholders of General Precision Industries (GPI) $4.3 million if certain levels of confirmed orders and shipments are achieved for products developed using technology acquired from GPI in 1986 under a license agreement which expires in 2003. The technology acquired was assigned a value of $ 5.6 million for the purchase price allocation for the acquisition.

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

The arbitration process is ongoing. The arbitration Panel bifurcated the issues in the arbitration, and issued an interim ruling in February 1995. In that interim ruling, which will become final at the close of the arbitration, the Panel concluded that the license agreement was not subject to termination, that non-recurring engineering revenues were not royalty-bearing, and that $1 million of the $4.3 million discussed above is due only if certain conditions are met in the future. The Panel also concluded that the Company is entitled to ownership of an accelerometer that the former Shareholders developed. Payment of the $3.3 million balance will depend on the Panel's ruling on the Company's request for an equitable offset and on other factors. The second phase of the arbitration will involve quantification of royalty amounts due, if any, for unit sales of product using the acquired technology, and will also involve other matters including the Company's request for an equitable offset and parties' respective claims for attorneys' fees. Management has vigorously defended its rights under the license agreement, and while the final outcome of this matter cannot be determined with certainty, management believes, taking all factors into account and after consultation with legal counsel, that this matter will not result in a material adverse impact on the financial position of the Company.

During a vendor survey conducted by BEI Defense Systems Company in the first quarter of fiscal 1994, a component used in the HYDRA 70 rocket motor was identified as being produced by a process that differed from the one that the vendor had certified. Subsequent to the survey and BEI's evaluation of alternative acceptable processes, BEI's customer, the U.S. Government, was notified of the potentially non-conforming material. The customer, as required by applicable contract provisions, notified Justice Department and Defense Department investigators. Management also conducted an internal investigation to determine the facts and appropriateness of follow-up actions. Due to these investigations, delivery of certain completed rockets motors was delayed beginning in late December 1993. Subsequently, the customer agreed to accept the completed but undelivered rocket motors and the Company agreed to replace the affected parts under warranty. During the fourth quarter of fiscal 1994, the Company began rework under warranty and substantial deliveries of rocket motors were completed prior to year end. The Company has provided for the cost of warranty replacement of the affected parts in all undelivered rocket motors.

For previously delivered rocket motors, the customer is in the process of conducting extensive tests on the potentially non-conforming part to determine whether required levels of performance and reliability are achieved by the affected part. Management believes the final results of the customer's tests will be a determination that performance and reliability of the affected part meet applicable requirements. No provision has been made in the accompanying financial statements for any liability that may result from an adverse determination with respect to performance and reliability requirements. The outcome of the Justice Department portion of the investigation is not presently determinable.

In October 1993, the State of California filed a first amended complaint against a division of the Company and fifty-two other defendants. The complaint seeks recovery of response costs incurred by the State at a waste oil recycling facility in Commerce, California (the"Site"). The State alleges that, as of October 1993, it had incurred over $2.2 million in response costs at the Site.

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

Management has vigorously defended its rights in this action and believes after discussion with legal counsel that the CooperSurgical claims are exaggerated. Expert witnesses for BEI have prepared a formal response to the CooperSurgical damage claims which was submitted in February 1995. BEI's experts stated that if CooperSurgical were entitled to damages, those damages would total less than $100,000, and would be more than offset by BEI Medical

Systems' counterclaim against CooperSurgical. A pretrial conference is scheduled for June 1995 at which time counsel anticipates that a trial date may be set. While the outcome of this matter cannot be determined at this time, management believes, taking known factors into account and after consultation with legal counsel, that this matter will not result in a material adverse impact on the financial position of the Company.

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

                                                       Quarter Ended               Six Months Ended
                                                   ---------------------        ----------------------
                                                   April 1,      April 2,       April 1,      April 2,
                                                     1995          1994           1995          1994
- ------------------------------------------------------------------------------------------------------
Net sales                                           100.0%        100.0%         100.0%        100.0%
Cost of sales                                        76.2          67.8           74.6          68.6
                                                    -----         -----          -----         -----
Gross profit                                         23.8          32.2           25.4          31.4

Operating expenses
  Selling, general and administrative
  expenses                                           22.6          33.5           23.1          31.0
  Research, development and related
  expenses                                            2.9           6.1            3.2           5.8
                                                    -----         -----          -----         -----
Income (loss) from operations                        (1.7)         (7.4)          (0.9)         (5.4)
Interest expense                                      1.7           2.2            1.7           2.0
Other income                                          1.7           3.0            0.9           1.6
                                                    -----         -----          -----         -----
Income (loss) before income taxes                    (1.7)         (6.6)          (1.7)         (5.8)
Provision for income taxes (credit)                  (0.6)         (2.6)          (0.5)         (2.3)
                                                    -----         -----          -----         -----
Net income (loss)                                    (1.1)%        (4.0)%         (1.2)%        (3.5)%
                                                    =====         =====          =====         =====

QUARTER ENDED APRIL 1, 1995 AND APRIL 2, 1994

Net sales for the quarter ended April 1, 1995 increased $8.2 million or 29.1% from the same period in fiscal 1994.

Defense Systems segment net sales increased $6.2 million or 96.7% in the second quarter of fiscal 1995 compared to the same period in the prior year. The increase was primarily the result of lower than average shipments caused by delays in deliveries experienced in the second quarter of 1994, when certain lines of rocket motors and warheads suffered a shortfall in shipments as a result of discovery of a potentially non- conforming component during a vendor survey conducted by BEI Defense Systems Company, and due to certain then - unresolved upgrading, testing, and requalification issues.

In January 1995, the Company was advised that the U.S. Army's fiscal 1996 to fiscal 1998 HYDRA 70 Systems procurement had been awarded to a competing bidder. The award has not yet been finalized due to protests by the Company's joint bidder, Alliant Techsystems, and another unsuccessful bidder which are continuing. The HYDRA 70 Systems contract represented greater than 90 percent of Defense Systems segment revenue during fiscal 1994 and in the second quarter of fiscal 1995. The existing HYDRA 70 backlog of approximately $51 million which is scheduled for shipments into early fiscal 1996 represents a similar portion of the total Defense Systems backlog.

As the HYDRA 70 Systems contract nears completion in early fiscal 1996, revenues of the Defense Systems segment can be expected to decline substantially unless there is a change in the Army's announced plan.

Sensors & Systems segment sales volume increased $1.9 million or 9.5% from the second quarter of 1994. The higher net sales were due primarily to increases in several commercial product lines, primarily industrial and automotive products. Partially offsetting these gains in sales volume were slightly decreased sales in the government sector, reflecting the continuing impact of U.S. Government-defense related cutbacks, primarily development programs.

Consolidated cost of sales as a percentage of net sales was greater in the second quarter of fiscal 1995 versus the comparable period of fiscal 1994. Defense Systems segment volume was almost double the prior year causing its high cost of sales percentage to significantly impact the consolidated results. Additionally, cost of sales as a percentage of net sales in the Sensors and Systems segment experienced an increase over the prior year due primarily to increased costs of fixed price development programs in the government sector.

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

Selling, general and administrative expenses as a percentage of net sales decreased in the second quarter of fiscal 1995 versus the comparable period of fiscal 1994, due to the increased volume of total net sales as well as reduced levels of spending in all the segments, primarily Defense Systems segment and Corporate.

Research, development and related expenses as a percentage of net sales for the second quarter of fiscal 1995 showed a decrease from the same period in fiscal 1994 due to increased volume of total net sales as well as reduced levels of spending, primarily in the Sensors and Systems and Defense Systems segments.

SIX MONTHS ENDED APRIL 1, 1995 AND APRIL 2, 1994

Net sales for the first six months of fiscal 1995 increased $15.5 million or 26.9% from the prior year.

Defense Systems segment net sales for the six month period ended April 1, 1995 increased $11.6 million or 79.7% from the first six months of fiscal 1994. The increase was caused principally by delays in delivery of HYDRA 70 products in the first quarter of fiscal 1994 resulting from the discovery of a potentially non-conforming component as discussed above (see Note D to Condensed Consolidated Financial Statements).

Sensors and Systems segment net sales for the six month period ended April 1, 1995 increased $3.6 million or 9.2% from the first six months of fiscal 1994. The increased net sales were due primarily to the growth of sales in commercial product lines, primarily industrial and automotive products. Partially offsetting these gains in sales volume were decreases in governmental sales, reflecting spending cutbacks by the federal government.

Consolidated cost of sales as a percentage of net sales increased in the first six months of fiscal 1995 from the comparable period of fiscal 1994. Defense Systems segment volume was up more than 75% from the prior year causing its high cost of sales percentage to significantly impact the consolidated results. Additionally, cost of sales as a percentage of net sales in the Sensors and Systems segment experienced an increase over the prior year due primarily to increased costs of fixed price development programs in the government sector. Medical Systems segment cost of sales as a percentage of net sales slightly declined.

Selling, general and administrative expenses as a percentage of net sales decreased in the first six months of fiscal 1995 versus the comparable period of fiscal 1994, due primarily to the increased volume of total net sales and reduced levels of spending in all the segments, primarily Defense Systems segment, the Medical Systems segment, and Corporate. Spending in the Defense Systems segment was cut back due to the anticipated decline in future HYDRA 70 systems activity. Medical Systems segment cut back spending due to continuing delays in new product introductions and to reduce operating losses. Sensors and Systems segment increased spending minimally at those commercial operations experiencing volume growth.

Research, development and related expenses for the first six months of fiscal 1995 have decreased as a percentage of net sales from the same period in fiscal 1994 primarily due to the elimination of a separate Corporate Research and Development function and additional focus of development efforts in the Sensors and Systems segment, eliminating some programs while increasing emphasis on automotive sensors.

Interest expense increased slightly from the first six months of fiscal 1994 due mainly to a higher borrowing base resulting from the issuance of $28.0 million of Senior Notes during late fiscal 1993 and early fiscal 1994.

Other income decreased for the six months ended April 1, 1995 versus the comparable period of fiscal 1994 due primarily to a decrease in royalty income from a technology licensing agreement.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 1995, total cash provided by operations was $1.6 million, including the net loss of $0.8 million. Sources of cash from operations primarily consisted of the positive impact of non-cash charges to income from depreciation and amortization of $4.0 million. Cash outflows from operations included a decrease in accruals and other liabilities of $2.2 million.

Cash used for investing activities of $2.2 million consisted primarily of capital expenditures in the first half of the fiscal year. In management's opinion, the level of capital expenditures for fiscal 1995 is consistent with the current volume of business. Cash flows for financing activities included the short term borrowing and repayment of $5.5 million on the Company's line of credit. The loss in the fiscal 1995 second quarter required the Company to obtain a waiver of one bank line covenant prohibiting consecutive quarterly losses. The Company and the Bank have agreed to renew the bank line effective June 1, 1995 for one year. The Company had no material capital commitments at April 1, 1995.

In 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 107 "Disclosures About Fair Value of Financial Instruments." The Company will be required to adopt FAS 107 in fiscal year 1996. Accordingly, the Company plans to adopt FAS 107 when required, and will disclose the fair value for all of its financial instruments, if practicable.

Based on the financial condition of the Company at April 1, 1995, management believes that the existing cash balances, cash generated from operations, and available lines of credit will be sufficient to meet the Company's planned needs for the foreseeable future. If the Company requires additional capital, it anticipates that such capital will be provided by bank or other borrowings, although there can be no assurances that funds will be available on terms as favorable as those applicable to the Company's currently outstanding debt.

EFFECTS OF INFLATION

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders (the "Meeting") of the Company was held on February 28, 1995. At the meeting, Charles Crocker, George S. Brown and Michael P.W. Stone were elected to the Company's Board of Directors for a three year term expiring at the Company's 1998 Annual Meeting:

     In addition, the following directors continued in office as directors of the Company following the Annual Meeting: C. Joseph Giroir, Jr. and Gary
     D. Wrench (until the Company's 1996 Annual Meeting); and Richard M. Brooks, William G. Howard, Jr., and Peter G. Paraskos (until the Company's 1997 Annual Meeting).

(b) The other matter presented at the meeting and the voting of stockholders with respect thereto is as follows:

    (i)  Ratification of Selection of Independent Accountants

         The Board of Directors selected Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending September 30, 1995 and such selection was submitted by the Company's management for ratification by the stockholders at the Annual Meeting. The stockholder's ratified the selection of Ernst & Young LLP.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Francisco, County of San Francisco, State of California, on May 15, 1995.




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

                                Exhibit Index

Ex. 27  Financial Data Schedule