Form 10-Q
period 1995-07-01
BEI ELECTRONICS INC
filed 1995-08-08
CIK 851478

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 1, 1995 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to
         _______ .


                         Commission file number 0-17885
                    B E I    E L E C T R O N I C S,   I N C.
             (Exact name of Registrant as specified in its charter)


             Delaware                                     71-0455756
 --------------------------------           ------------------------------------
     (State of incorporation)               (I.R.S. Employer Identification No.)



                          One Post Street, Suite 2500
                        San Francisco, California  94104
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (415) 956-4477
                        -------------------------------
                        (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X   No
                                   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock:  $.001 Par Value, 6,778,504 shares as of July 13, 1995

BEI ELECTRONICS , INC. AND SUBSIDIARIES

INDEX


  PART 1.          FINANCIAL INFORMATION                                                            PAGE
                   ---------------------                                                            ----
  Item 1.          Financial Statements

                         Condensed Consolidated Balance Sheets--July 1, 1995 and October 1, 1994        3


                         Condensed Consolidated Statements of Operations--Quarter and Nine              4
                         Months ended July 1, 1995 and July 2, 1994

                         Condensed Consolidated Statements of Cash Flows--Nine Months ended July        5
                         1, 1995 and July 2, 1994

                         Notes to Condensed Consolidated Financial Statements--July 1, 1995             6


  Item 2.          Management's Discussion and Analysis of Financial Condition and Results of          11
                   Operations


  PART II.         OTHER INFORMATION
                   -----------------

  Item 6.                Exhibits and Reports on Form 8-K


                         (a)   Exhibits

                               Amended By-Laws of the Company as of May 25, 1995                       15

                               Fourth Amendment to Credit Agreement                                    15

                               Financial Data Schedule                                                 15

                         (b)   Reports on Form 8-K

                               No reports on Form 8-K were filed by the Company during the quarter ended July 1, 1995.


                   SIGNATURES                                                                          16
                   ----------

         BEI ELECTRONICS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        July 1,                     October 1,
                                                                         1995                          1994
                                                                      (Unaudited)                     (Note)
                                                                               (dollars in thousands)
--------------------------------------------------------------------------------------------------------------
  ASSETS

  Cash and cash equivalents                                              $8,945                        $4,197
  Trade receivables - net                                                19,813                        18,503
  Inventories - net  (See Note B)                                        26,860                        33,185
  Other current assets                                                    3,210                         4,903
                                                                       --------                      --------
        Total current assets                                             58,828                        60,788


  Property, plant and equipment - net                                    27,993                        29,270
  Acquired Technology  (See Note D)                                       8,168                         5,621
  Goodwill                                                                4,906                         5,156
  Other assets - net                                                     10,446                        11,597
                                                                       --------                      --------
                                                                       $110,341                      $112,432
                                                                       ========                      ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable                                                 $4,700                        $7,826
  Accrued expenses and other liabilities                                 14,802                        11,951
  Federal and state income taxes                                             86                            --
  Current portion of long-term debt                                         294                           822
                                                                       --------                      --------
        Total current liabilities                                        19,882                        20,599

  Long-term debt, less current portion                                   30,191                        30,421
  Deferred income taxes and other liabilities                             3,065                         3,583


  Stockholders' equity less treasury stock                               57,203                        57,829
                                                                       --------                      --------
                                                                       $110,341                      $112,432
                                                                       ========                      ========

  See notes to condensed consolidated financial statements.


  Note: The balance sheet at October 1, 1994 has been derived from the audited consolidated balance sheet at that date.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                              Quarter Ended               Nine Months Ended
                                                         ----------------------------------------------------
                                                         July 1,         July 2,        July 1,       July, 2
                                                           1995           1994           1995           1994

                                                            (dollars in thousands except per share amounts)
-------------------------------------------------------------------------------------------------------------
  Net sales                                              $36,634        $41,699       $109,863        $99,401
  Cost of sales                                           25,776         30,309         80,403         69,914
                                                         ----------------------------------------------------
                                                          10,858         11,390         29,460         29,487

  Selling, general and administrative
  expenses                                                 8,335          8,768         25,260         26,653
  Research, development and related
  expenses                                                 1,273          1,812          3,601          5,137
                                                         ----------------------------------------------------

  Income (loss) from operations                            1,250            810            599         (2,303)

  Interest expense                                           612            557          1,890          1,622
  Other income                                               141             29            813            837
                                                         ----------------------------------------------------

  Income (loss) before income taxes                          779            282           (478)        (3,088)
  Provision (benefit) for income taxes                       376            105            (34)        (1,221)
                                                         ----------------------------------------------------

  Net income (loss)                                         $403           $177          ($444)       ($1,867)
                                                         ====================================================

  Earnings (loss) per common share and
  common share equivalents                                 $0.06          $0.03         ($0.07)        ($0.28)
                                                         ===================================================

  Weighted average shares outstanding                      7,017          6,822          6,746          6,694
                                                         ===================================================

  Dividends per common share                               $0.02          $0.02          $0.06          $0.06
                                                         ===================================================



See notes to condensed consolidated financial statements.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                  Nine Months Ended
                                                                        -------------------------------------
                                                                        July  1,                      July, 2
                                                                          1995                          1994

                                                                               (dollars in thousands)
-------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by operating activities                       $8,998                       ($1,379)

  Cash flows from investing activities:
        Purchases of property, plant and
          equipment                                                      (2,970)                       (8,210)

        (Decrease) Increase in other assets                                   8                        (1,139)
                                                                         ------                       -------

              Net cash used in investing activities                      (2,962)                       (9,349)

  Cash flows from financing activities:
        Borrowings from line of credit                                    6,000                          --
        Payments on line of credit                                       (6,000)                         --
        Proceeds from long term debt                                       --                          12,200
        Payments on long term debt                                         (928)                       (1,750)
        Proceeds from issuance of common stock                              178                           289
        Purchase of treasury stock                                         (133)                         (171)
        Payment of cash dividends                                          (405)                         (399)
                                                                         ------                       -------

              Net cash (used) provided by financing
              activities                                                 (1,288)                       10,169
                                                                         ------                       -------

  Net increase (decrease) in cash and cash equivalents                    4,748                          (559)

  Cash and cash equivalents at beginning of period                        4,197                         1,572
                                                                         ------                       -------

  Cash and cash equivalents at end of period                             $8,945                        $1,013
                                                                         ======                       =======

See notes to condensed consolidated financial statements.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July  1, 1995

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



NOTE B--INVENTORIES

                                                                        July  1,                    October 1,
                                                                          1995                          1994
                                                                               (dollars in thousands)
-------------------------------------------------------------------------------------------------------------

  Finished products                                                      $1,573                        $2,515
  Work in process                                                         5,674                         5,570
  Materials                                                               9,486                         9,047
  Costs incurred under long-term contracts,
     including U.S. Government contracts                                 29,454                        36,054

  Unapplied progress payments                                          (19,327)                      (20,001)
                                                                       -------                       -------

  Net inventories                                                       $26,860                       $33,185
                                                                       ========                       =======

NOTE C--EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENTS

                                                                  Quarter Ended           Nine Months Ended
                                                              -----------------------------------------------
                                                               July 1,     July, 2       July 1,      July 2,
                                                                1995         1994         1995          1994
                                                              (dollars in thousands except per share amounts)
-------------------------------------------------------------------------------------------------------------
  Weighted average shares outstanding                           6,796        6,685        6,746         6,694

  Net effect of dilutive stock options
     based on the treasury stock method                           221          137          --            --
                                                              -----------------------------------------------

  Total weighted average shares outstanding                     7,017        6,822        6,746         6,694
                                                              ===============================================

  Net income (loss)                                              $403         $177        ($444)      ($1,867)
                                                              ===============================================


  Earnings (loss) per common share and common share
  equivalents                                                   $0.06        $0.03       ($0.07)       ($0.28)
                                                              ===============================================

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

The arbitration process is ongoing. The arbitration Panel bifurcated the issues in the arbitration, and issued an interim ruling in February 1995. In that interim ruling, which will become final at the close of the arbitration, the Panel concluded that the license agreement was not subject to termination, that non-recurring engineering revenues were not royalty-bearing, and that $1 million of the $4.3 million discussed above is due only if certain conditions are met in the future. The Panel also concluded that the Company is entitled to ownership of an accelerometer that the former Shareholders developed. Payment of the $3.3 million balance will depend on the Panel's ruling on the Company's request for an equitable offset and on other factors. The second phase of the arbitration will involve quantification of additional royalty amounts due for unit sales of product using the acquired technology, and will also involve other matters including the Company's request for an equitable offset and parties' respective claims for attorneys' fees. Management has vigorously defended its rights under the license agreement, and while the final outcome of this matter cannot be determined with certainty, management believes, taking all factors into account and after consultation with legal counsel, that this matter will not result in a material adverse impact on the financial position of the Company.

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

For previously delivered rocket motors, the customer has conducted extensive tests on the potentially non-conforming part to determine whether required levels of performance and reliability are achieved by the affected part. On the basis of Government test results disclosed to the Company during June 1995, there is no evidence that the non-conforming materials as delivered by the Company are inferior to materials produced by the approved process. The report concluded that the materials will perform acceptably and that there is no need to restrict the service life of the rockets as manufactured by the Company.
The outcome of the Justice Department portion of the investigation is not presently determinable. No provision has been made in the accompanying financial statements for any liability that may result from this matter.

In October 1993, the State of California filed a first amended complaint against a division of the Company and fifty-two other defendants. The complaint seeks recovery of response costs incurred by the State at a waste oil recycling facility in Commerce, California (the "Site").

The Company has joined a group of defendants who are potentially parties for the Site (the "PRP Group"). The PRP Group is proceeding with analysis of past work performed at the Site and preparing a Remedial Action Plan for the Site. Currently, the estimated cost of the remedial actions proposed for the Site range from $500,000 to $1,200,000. The PRP Group is also conducting settlement negotiations with the State. Since filing its First Amended Complaint, the State has claimed that its past costs associated with the Site are $3,100,000.

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

In October 1993, CooperSurgical, Inc., a subsidiary of The Cooper Companies, filed a complaint in the Chancery Division of the Superior Court of New Jersey for unspecified damages alleging unfair competition due to actions by BEI Medical Systems, Richard Turner, its president, a former employee of The Cooper Companies, and others. On May 16, 1994, the court granted a partial summary judgment in favor of the plaintiff and issued an injunction against the defendants restraining them from selling certain products until June 20, 1996. In September 1994, BEI Medical Systems filed a motion to vacate the May 16, 1994 order. On November 28, 1994, the court vacated the restraint order.

Management has vigorously defended its rights in this action and believes after discussion with legal counsel that the CooperSurgical claims are exaggerated. Expert witnesses for BEI have prepared a formal response to the CooperSurgical damage claims which was submitted in February 1995. BEI's experts stated that if CooperSurgical were entitled to damages, those damages would total less than $100,000, and would be more than offset by BEI Medical Systems' counterclaim against CooperSurgical. A trial date of November 13, 1995 has been set. While the outcome of this matter cannot be determined at this time, management believes, taking known factors into account and after consultation with legal counsel, that this matter will not result in a material adverse impact on the financial position of the Company.

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

                                                         Quarter Ended              Nine Months Ended
                                                    ----------------------------------------------------
                                                    July 1,        July 2,        July 1,        July 2,
                                                     1995           1994           1995           1994
--------------------------------------------------------------------------------------------------------

Net sales                                           100.0%         100.0%         100.0%         100.0%
Cost of sales                                        70.4           72.7           73.2           70.3
                                                    -----          -----          -----          -----
Gross profit                                         29.6           27.3           26.8           29.7
Operating expenses
  Selling, general and administrative
  expenses                                           22.7           21.0           23.0           26.8
  Research, development and related
  expenses                                            3.5            4.3            3.3            5.2
                                                    -----          -----          -----          -----

Income (loss) from operations                         3.4            1.9            0.5           (2.3)

Interest expense                                      1.7            1.3            1.6            1.6
Other income                                          0.4            0.1            0.7            0.8
                                                    -----          -----          -----          -----

Income (loss) before income taxes                     2.1            0.7           (0.4)          (3.1)
Provision (credit) for income taxes                   1.0            0.3            0.0           (1.2)
                                                    -----          -----          -----          -----

Net income (loss)                                     1.1%           0.4%          (0.4)%         (1.9)%
                                                    =====          =====          =====          =====


QUARTER ENDED JULY 1, 1995 AND JULY 2, 1994

Net sales for the quarter ended July 1, 1995 decreased $5.1 million or 12.1% from the same period in fiscal 1994.

Defense Systems segment net sales decreased $8.8 million or 45.2% in the third quarter of fiscal 1995 compared to the same period in the prior year. The decrease was primarily related to the higher than normal shipments in the third quarter of fiscal 1994 which resulted from shipments which had been on hold during the first half of fiscal 1994.

In January 1995, the Company was advised that the U.S. Army's fiscal 1996 to fiscal 1998 HYDRA 70 Systems procurement had been awarded to a competing bidder. The award has not yet been finalized due to ongoing protests by the Company's joint bidder, Alliant Techsystems, and another unsuccessful bidder. Shortly before filing this report, the Company received preliminary information from Alliant Techsystems indicating that its protest of the Hydra 70 procurement would be upheld. The information available was not sufficient to enable BEI management to determine what effect this ruling will have on the Company's HYDRA 70 business. The HYDRA 70 Systems contract represented greater than 90 percent of Defense Systems segment revenue during fiscal 1994 and a similar level through the third quarter of fiscal 1995. The existing HYDRA 70 backlog of approximately $39 million which is scheduled for shipments into fiscal 1996 represents a similar portion of the total Defense Systems backlog.

As the HYDRA 70 Systems contract nears completion in fiscal 1996, revenues of the Defense Systems segment can be expected to decline substantially unless there is a change in the Army's announced plan.

Sensors & Systems segment sales volume increased $3.7 million or 18.6% from the third quarter of 1994. The higher net sales were due primarily to increases in several commercial product lines, specifically industrial and automotive products and the timing of deliveries under government contracts.

Consolidated cost of sales as a percentage of net sales was lower in the third quarter of fiscal 1995 versus the comparable period of fiscal 1994. Defense Systems segment volume was only half that of the prior year causing its higher cost of sales percentage to less significantly impact the consolidated results. Offsetting this, cost of sales as a percentage of net sales in the Sensors and Systems segment experienced an increase over the prior year due primarily to increased costs on certain government funded development contracts.

The Company's gross profit margins from sales to the U.S. Government for military and space products are generally lower than gross profit margins from sales of commercial and industrial products. The margins on contracts performed by the Defense Systems segment vary considerably. As a result, profitability from Defense Systems' revenue has varied significantly depending on the contract mix in any period. The existing backlog in the Defense Systems segment has gross margins that are very low by historical standards, but are similar to fiscal 1994 gross margins on similar Defense Systems products. Management is continuing measures to reduce costs for the HYDRA 70 program. Downward pressure on gross profit margins will continue, especially for military contracts.

Selling, general and administrative expenses as a percentage of net sales increased in the third quarter of fiscal 1995 versus the comparable period of fiscal 1994, due to reduced sales volume. However, total selling, general and administrative expenses declined $0.4 million or approximately 5% primarily due to Corporate expense reductions partially offset by spending in the Sensors and Systems segment to support sales growth.

Research, development and related expenses as a percentage of net sales for the third quarter of fiscal 1995 showed a decrease from the same period in fiscal 1994 due to cutbacks in Company funded efforts on products with government and defense applications, as well as elimination of a separate Corporate Research Development function.

NINE MONTHS ENDED JULY 1, 1995 AND JULY 2, 1994

Net sales for the first nine months of fiscal 1995 increased $10.5 million or 10.5% from the prior year.

Sensors and Systems segment net sales for the nine month period ended July 1, 1995 increased $7.3 million or 12.4% from the first nine months of fiscal 1994. The increased net sales were due primarily to the growth of sales in commercial product lines, specifically industrial and automotive products. In addition, there were gains in governmental contract sales, reflecting timing of shipments.

Defense Systems segment net sales for the nine month period ended July 1, 1995 increased $2.8 million or 8.4% from the first nine months of fiscal 1994. The increase was caused principally by the volume of unit deliveries of HYDRA 70 products.

Consolidated cost of sales as a percentage of net sales increased in the first nine months of fiscal 1995 from the comparable period of fiscal 1994. Defense Systems segment sales were up 8.4% from the prior year causing its higher cost of sales percentage to impact the consolidated results. Additionally, cost of sales as a percentage of net sales in the Sensors and Systems segment experienced an increase over the prior year due primarily to increased costs on certain government funded contracts. Medical Systems segment cost of sales as a percentage of net sales was essentially unchanged.

Selling, general and administrative expenses as a percentage of net sales decreased in the first nine months of fiscal 1995 versus the comparable period of fiscal 1994, due primarily to the increased volume of total net sales and due to reduced levels of spending, primarily in the Defense Systems segment, with further reductions in the Medical Systems segment and Corporate. Spending in the Defense Systems segment was cut back due to the anticipated decline in future HYDRA 70 systems activity. Medical Systems segment cut back spending due to continuing delays in new product introductions and to reduce operating losses. Sensors and Systems segment increased spending at those commercial operations experiencing volume growth.

Research, development and related expenses for the first nine months of fiscal 1995 decreased as a percentage of net sales from the same period in fiscal 1994 primarily due to the elimination of a separate Corporate Research and Development function and additional focus of commercial product development efforts in the Sensors and Systems segment, eliminating some programs while increasing emphasis on automotive sensors.

Interest expense increased from the first nine months of fiscal 1994 due mainly to a higher borrowing base resulting from use of the credit line and the issuance of $11.2 million of Senior Notes during November 1994.

Other income decreased slightly for the nine months ended July 1, 1995 versus the comparable period of fiscal 1994 due primarily to a decrease in royalty income from a technology licensing agreement offset partially by increased interest income on invested cash balances.

Income taxes vary from the expected rate due primarily to the effects of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1995, total cash provided by operations was $9.0 million, including the net loss of $0.4 million. Sources of cash from operations primarily consisted of a $6.3 million reduction in net inventories due to the resumption of normal progress payments for materials used in the HYDRA 70 program in addition to the positive impact of non-cash charges to income from depreciation and amortization of $6.3 million. Cash flows from operations were reduced as a result of a decrease in trade accounts payable of $3.1 million and an increase in net trade receivables of $1.3 million.

Cash used for investing activities of $3.0 million consisted primarily of capital expenditures in the first half of the fiscal year. In management's opinion, the level of capital expenditures for fiscal 1995 is consistent with the current volume of business. Cash flows for financing activities included the short term borrowing and repayment of $6.0 million on the Company's line of credit. The Company and the Bank have agreed to renew the bank credit line effective June 1, 1995 for one year under similar terms. The Company had no material capital commitments at July 1, 1995.

In 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 107 "Disclosures About Fair Value of Financial Instruments." The Company will be required to adopt FAS 107 in fiscal year 1996. Accordingly, the Company plans to adopt FAS 107 when required, and will disclose the fair value for all of its financial instruments, if practicable.


Based on the financial condition of the Company at July 1, 1995, management believes that the existing cash balances, cash generated from operations, and the available line of credit will be sufficient to meet the Company's planned needs for the foreseeable future. If the Company requires additional capital, it anticipates that such capital will be provided by bank or other borrowings, although there can be no assurances that funds will be available on terms as favorable as those applicable to the Company's currently outstanding debt.

EFFECTS OF INFLATION

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Listing of Exhibits

          3.1    By-Laws of BEI Electronics, Inc. (as amended through May 25,
                 1995).

         10.1 Fourth Amendment to Credit Agreement, dated June 1, 1995, between BEI Electronics, Inc., BEI Sensors & Systems Company, Inc., Defense Systems Company, Inc., and BEI Medical Systems Company, Inc. and Canadian Imperial Bank of Commerce.

         27      Financial Data Schedule.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Francisco, County of San Francisco, State of California, on August 8, 1995.




                                  BEI ELECTRONICS, INC.


                                  By:  /s/ Robert R. Corr
                                       -----------------------------------------
                                       Robert R. Corr
                                       Treasurer and Controller
                                       (Principal Accounting Officer)

                                EXHIBIT INDEX

Ex.  3.1        By-Laws of BEI Electronics, Inc.
Ex. 10.1        Fourth Amendment to Credit Agreement
Ex. 27          Financial Data Schedule