Form 10-K
period 1995-09-30
BEI ELECTRONICS INC
filed 1995-12-28
CIK 851478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     Commission file number O-17885
                    B E I  E L E C T R O N I C S,  I N C.
             (Exact name of Registrant as specified in its charter)

                  Delaware                                      71-0455756
---------------------------------------------          -------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
                  or organization)                         Identification No.)

                           One Post Street, Suite 2500
                         San Francisco, California 94104
               --------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (415) 956-4477
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                      ----
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                          -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 29, 1995 was $34,579,792(A). As of November 29, 1995, 5,319,968 shares of Registrant's Common Stock, excluding stock held in Treasury, were outstanding.

(A) Based upon the closing sale price of the Common Stock on November 29, 1995 as reported on the NASDAQ National Market System. Excludes 1,577,904 shares of Common Stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of Common Stock outstanding on November 29, 1995. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Registrant, or that such person is controlled by or under common control with Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant's  Proxy  Statement  with  respect  to its  1996  Annual  Meeting  of
Stockholders to be filed with the Securities and Exchange Commission is incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report.

                                TABLE OF CONTENTS
                                                                           Page
PART I

     Item 1.  Business...................................................... 3

     Item 2.  Properties................................................... 17

     Item 3.  Legal Proceedings............................................ 18

     Item 4.  Submission of Matters to a Vote of Security Holders.......... 20

PART II

     Item 5.   Market for Registrant's Common Equity and
               Related Stockholder Matters................................. 20

     Item 6.   Selected Financial Data..................................... 21

     Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation................ 22

     Item 8.   Financial Statements and Supplementary Data................. 26

     Item 9.   Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure...................... 46

PART III

     Item 10.  Directors and Executive Officers
               of the Registrant........................................... 46

     Item 11.  Executive Compensation...................................... 46

     Item 12.  Security Ownership of Certain Beneficial
               Owners and Management....................................... 46

     Item 13.  Certain Relationships and Related Transactions.............. 46

PART IV

     Item 14.  Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K..................................... 47

Signatures     ............................................................ 51

PART I
ITEM 1.  BUSINESS

Introduction

BEI  Electronics,  Inc.  (the  "Company") is a  diversified  manufacturer  which
focuses  its  activity  on  three  principal  families  of   technology-oriented
products. These include:

     1.) sensors, engineered subsystems and associated components which are used for control of precision machinery and equipment in industrial, medical, automotive, aerospace and military applications (Sensors and Systems segment);

     2.) rocket-propelled ordnance systems for military use (Defense Systems segment) (see Note C to Consolidated Financial Statements for shut down of the HYDRA 70 Rocket business); and

     3.) proprietary medical instruments and supplies for diagnostic and minimally invasive surgical procedures (Medical Systems segment).

The Company conducted its fiscal 1995 operations through BEI Sensors & Systems Company (Sensors and Systems), BEI Defense Systems Company (Defense Systems) and BEI Medical Systems Company (Medical Systems). The Company has major operations in Arkansas, California, New Jersey and Texas. See Note N to Consolidated Financial Statements for Business Segment Data. For a discussion of factors relating to the Company's risks, see "Risk Factors" below.

The Company incorporated in Delaware in 1974, as a successor to Baldwin Electronics, Inc., and became a publicly-owned company in 1989. BEI's principal executive offices are located at One Post Street, Suite 2500, San Francisco, California 94104 and its telephone number at that location is (415) 956-4477. Unless the context indicates otherwise, "BEI" and the "Company" refer to BEI Electronics, Inc. and its consolidated subsidiaries. BEI is a registered trademark of the Company.

SENSORS AND SYSTEMS SEGMENT

BEI Sensors & Systems Company produces components and systems that provide vital communication, information and control links between digital electronic equipment and precision mechanisms. Supplemental or complementary products such as motors are also manufactured. Sensors and Systems' products consist of optical encoders and servo systems, precision potentiometers, mechanical accelerometers, quartz rate sensors, pressure transducers, cryocoolers, actuators, brushless motors, quartz accelerometers, inertial guidance components and subsystems, and other control electronics which sense, drive and control the motion of a wide variety of machinery and equipment with the high accuracy and reliability required in modern industrial automation, space technology, aviation, automotive components, health care, science and office automation applications. Using standard designs, parts and subassemblies, the Company typically manufactures products to meet the specifications of end users or original equipment manufacturers (OEMs), who integrate these products into their systems, machinery and equipment. The Company's technical expertise allows it to offer its customers the flexibility to develop both customized components and fully integrated sensor and control systems that satisfy their individual requirements.

Products of Sensors and Systems Segment

The following products, which may be used alone or in combination, are produced in the Sensors and Systems segment:

Optical Encoders and Servo Systems. Optical encoders when mechanically connected to rotating shafts translate angular motion and velocity information into digital electronic signals. These signals are then received by signal processing electronics and used to control the operation of machinery and equipment. Optical encoders include a light source, a rotating slotted code disk through which the light passes, a photoelectric sensor, which receives the light through the code disk, and a signal processor to translate the pulses of light into digital information. The Company offers a wide array of optical encoders to serve a variety of applications. The most common applications are for factory automation, office automation, and transportation equipment, but specialized versions are also used for military and space hardware. Servo Systems are closed-loop electronic systems that control the position or velocity of rotating shafts or other moving parts by accepting a desired rate or position input from computers or keyboards, monitoring the position or rate of movement (using an appropriate encoder or other sensor) and constantly providing feedback which indicates whether the desired performance has been achieved.

Quartz Rate Sensors, Mechanical Accelerometers, Quartz Accelerometers and Inertial Guidance Systems. These products provide precise and reliable measurement of minute linear and angular motions for control, guidance and instrumentation requirements in strategic systems, tactical aircraft and missiles, space systems and in commercial, industrial and automotive applications. In general, these devices operate without need for direct linkage to the driving mechanisms. Such measurements are required for stabilization and other functions of satellites, in-flight monitoring of military and commercial aircraft antenna stabilization, navigation of oil well drill bit assemblies, components used in intelligent vehicle dynamic control, and navigation systems in the automotive industry.

Mechanical accelerometers and rate sensors using traditional technology (e.g., pivot and jewel sensing mechanisms) rely on the movement of complex machined metallic parts to measure motion. The Company's miniature, solid state accelerometers and rate sensors are based on its innovative quartz technology. Quartz accelerometers are used in oil field applications for the navigation of the drill bit assembly. The Company developed the Quartz Rate Sensor (QRS) for military applications such as a replacement for traditional rotating wheel gyroscopes. Unlike a conventional gyroscope, which may contain several hundred individual parts in the sensing assembly, the QRS uses only one single element as its sensor. This element is chemically micro-machined from crystalline quartz using photolithographic methods similar to those used in the manufacture of silicon semiconductor chips. The advantages of quartz rate sensors and accelerometers over traditional mechanical units are increased reliability, reduced size, and lower production and life cycle cost.

GyroChip Sensors. The Company's GyroChip sensors developed for commercial gyro applications, are lower cost versions of the Quartz Rate Sensor. These products have found use in such varied requirements as navigation of autonomous guided vehicles (robotics), ocean buoy and sea-state monitoring, and stabilization of optical systems. Prototype units are in use as yaw sensors in advanced next generation stability control or anti-skid systems for automobiles. The GyroChip provides performance suitable for commercial applications while offering ruggedness, long life and small size at a lower cost than military versions of the product.

Precision Potentiometers. Potentiometers are used as position-sensing devices for throttles, steering position, transmission controls, wiper delay and seat and mirror positions in automobiles and heavy equipment, such as earth movers, and construction and farm machinery. They are also used as position sensors in such applications as actuators on molding presses, saw mills and numerous other types of industrial equipment and in oil well logging calipers. In light of their resolution, durability and resistance to electronic noise, these devices are well suited to function as control transducers (a device which converts an input to another form of output; e.g., analog to digital). Customized versions of some potentiometers makes these sensors suitable for the high acceleration, shock and vibration levels required for control and instrumentation of missiles, satellites and space vehicles. Incorporating the potentiometer technology with the company's proprietary optical encoder technology has resulted in a multisensor that could serve as a steering wheel position sensor for an intelligent vehicle dynamic control and braking system for future automobiles.

Brushless DC Motors. Brushless DC Motors permit high performance, drive efficiency in lightweight packages, and ease of interface with microprocessors. The motors, which feature high energy magnets, are characterized by long life and low acoustic and electrical noise. They are well suited to high speed, high reliability applications, such as in operating rooms where the risk of sparks from a brush motor would be hazardous or where electrical noise could disrupt computers or computer-controlled equipment.

Pressure Transducers. Pressure Transducers monitor aircraft engine, oil, fuel and cabin pressure and are capable of providing voltage or frequency output proportional to pressure in the range from vacuum to 10,000 psi. These products are produced to meet the requirements of low pressure ranges such as those needed for the measurement of altitude, airspeed and Mach number. Other versions accommodate higher pressure applications intended to provide accurate measurement, long life and resistance to severe vibration and shock environments. BEI's pressure transducers can be found on executive jets and turboprops, commercial and military aircraft, missiles and torpedoes, and on the Space

Shuttle. The Sensors & Systems segment is currently developing a product line of silicon based pressure sensors designed for high volume commercial/industrial applications.

Actuators. Actuators are used in place of motors to achieve precise control of short stroke linear or limited rotary motion. Actuators using high energy magnets are also produced for specialized applications requiring intense force, torque or acceleration relative to the size of the device.

Cryogenic Coolers. This newly developed product line is a low cost, long life Stirling cycle refrigerator known for generating cryogenic temperatures required for super conducting applications and infrared detection such as night vision and surveillance cameras.

Significant Customers and Marketing for Sensors and Systems Segment

The Sensors and Systems segment marketed its products during the past fiscal year to approximately 6,000 commercial end users and OEMs, principally in the United States, through its direct sales force. Sales to the U.S. Government (or prime contractors to the U.S. Government) represented approximately 32% of Sensors and Systems net sales in fiscal 1995 and 40% in fiscal 1994. No other customer accounted for more than 10% in fiscal 1995 or fiscal 1994. While the Company has received several large orders from non-government customers, individual orders are typically less than $100,000. (See Note N to Consolidated Financial Statements.) The Company's strategy is to place increased emphasis on the development of non-government customers to offset the effects of reductions in government programs. (See Risk Factors below.)

The Sensors and Systems segment is represented internationally by approximately 20 sales representatives and distributors. In addition, during fiscal 1994, the Company finalized a joint U.S.-European marketing and technical assistance agreement with Ideacod, S.A. of Strasbourg, France. Under this agreement, Ideacod's direct sales network has become the principal European sales channel for the Sensors and Systems segment's commercial encoder products and BEI will market Ideacod's products in the U.S. Also, the Company entered into a marketing agreement in late fiscal 1994 with Nozaki & Company, Ltd. for exclusive distribution of quartz sensors to military, defense, space and shipbuilding markets in Japan.

Field sales engineers are trained to assist in product selection and system design. Factory-based application engineers assist in defining performance criteria and in prototype development. Customer service staffs are also available to coordinate after-sale service and support. Warranties on products typically range from a period of one to two years. Warranty costs have historically not been significant.

Backlog for Sensors and Systems Segment

The segment's backlog at September 30, 1995 and October 1, 1994 was as follows:

                                    Backlog
                             (dollars in thousands)
          September 30, 1995                        October 1, 1994
          ------------------                        ---------------

               $41,442                                  $37,622

Backlog includes aggregate contract revenues remaining to be earned by the Company over the life of existing contracts. Some contracts undertaken by the Company extend beyond one year. Accordingly, portions of such contracts are carried forward from one year to the next as part of backlog. Not all of the backlog as of September 30, 1995 is scheduled for shipment during fiscal 1996.

In the case of U.S. Government contracts, backlog includes only those contracts that are fully funded by a procuring Government agency. All U.S. Government contracts and subcontracts are subject to termination by the U.S.
Government for convenience.

The Sensors and Systems segment has commercial operations that typically ship standard products within 30 to 60 days after receipt of an order. The Company believes that its competitive position in this segment depends in part on minimizing the time that elapses between receipt and shipment of an order. Products which require special analysis, design or testing, such as those produced for customers in the aviation and defense or space technology markets, are generally shipped from six to twelve months after receipt of the order.

Competition for Sensors and Systems Segment

The Company's principal competitors in the Sensors and Systems segment include Vernitron Corporation, Dynapar Corporation and Veeder-Root, subsidiaries of Danaher Controls, Dynamics Research Corporation, Renco Encoders Incorporated, a subsidiary of Heidenhain Corporation, Encoder Products Company, Allied Signal, Litton, Northrop Corporation, Rockwell International Corporation, Honeywell, CTS Corporation and Kulite Semiconductor Products, Inc. In addition, the Company also may compete with manufacturers of competing technologies, such as potentiometers, resolvers, inductosyns or laser gyros and magnetic encoders.

Manufacturing for Sensors and Systems Segment

The Sensors and Systems segment manufacturing operations primarily consist of the manufacture and assembly of encoders, accelerometers, rate sensors, pressure sensors, potentiometers, motors, cryogenic coolers, actuators, servo systems and other electronics. Special equipment developed by the Company generates and replicates, with a high degree of accuracy, optical code disks, which are components critical to the production of optical encoders. Production of precision components for all systems requires accurate machining capabilities. Because of the sensitivity of certain products to environmental contamination, such as encoders, quartz rate sensors and servo systems for space and military applications, these products are assembled under strict clean room conditions.

Research & Development for Sensors and Systems Segment

The major focus of this segment's R&D effort has been to improve performance, yield and predictability of existing products, with special emphasis on the quartz sensors used in high accuracy Inertial Measurement Units (IMU's) and high volume yaw rate sensors for the automotive industry. Substantial effort has also been devoted to the development of an automotive yaw rate sensor and the manufacturing methods necessary to deliver competitive prices and quality in this market. Other development has focused on expanding applications of existing sensors. New pressure sensor applications were targeted at low cost general aviation applications and a miniature transducer for petroleum exploration and production.

The  Company  has also  produced  prototypes  of future  products  incorporating
silicon   micromachined   pressure   sensors  geared  towards  next   generation
requirements for automotive, industrial and aerospace markets.

U.S. Government Contracts for Sensors and Systems Segment

Approximately 32%, 40% and 47% of the Sensors and Systems segment's net sales in fiscal 1995, 1994 and 1993, respectively, were derived from contracts with the U.S. Government or under subcontract to other prime contractors to the Government. Because a large portion of the segment's business is derived from contracts with the Department of Defense ("DOD") or other agencies of the U.S. Government, the Company's business is dependent upon defense and other Government spending policies, which can be subject to significant variation from year to year. At various times, the Company's results have been adversely affected by contract cutbacks and there can be no assurance that the Company's results of operations will not in the future be materially and adversely affected by changes in Government procurement policies or reductions in Government expenditures for products furnished by the Company.

Under applicable regulations, various audit agencies of the U.S. Government conduct regular audits of contractors' compliance with a variety of Government regulations. Because of the recurring nature of changes in laws and regulations and related regulatory audits, the Company expects it will continue to incur costs for monitoring and compliance efforts. During fiscal 1995 and 1994, these costs were higher than in the past. The Government also has the right to review retroactively the cost records of the Company under most U.S. Government contracts. Contract prices may be adjusted in the event the Company submits incomplete, inaccurate or obsolete cost or pricing data. U.S. Government contracts and subcontracts generally provide for either a fixed price, negotiated fixed price or cost-plus-fixed-fee basis for remuneration. The majority of the contracts with the U.S. Government are competitive fixed price or negotiated fixed price contracts, although cost-plus contracts were approximately 22% of U.S. Government net sales of the segment in fiscal 1995. For fixed price contracts, the Company bears the risk of cost overruns and derives the benefits from cost savings. As a result, greater risks are involved under fixed price contracts than under cost-plus contracts because failure to anticipate technical problems, estimate costs accurately or control costs during contract performance may reduce or eliminate the contemplated profit or may result in a loss.

All U.S. Government contracts contain termination clauses that allow the contract to be terminated either for contractor default or for the convenience of the Government. In the event of termination for the convenience of the Government, the clause typically provides that the contractor will receive payment for work-in-progress, including profit. To date, termination of the Company's contracts by the Government has not had any significant effect on the Company's financial results. However, no assurance can be given that such terminations will not have a materially adverse effect on the Company's results of operations in the future. Portions of the Company's business are classified. As a result, the Company is and will be prohibited from disclosing the substance or status of such business.

DEFENSE SYSTEMS SEGMENT

BEI Defense Systems Company (hereafter Defense Systems) provides rocket systems, including weapons management systems, rocket motors, and combat and training warheads primarily to the Department of Defense (DOD), and also to allied foreign governments. For a number of years, Defense Systems has been the sole manufacturer and integrator of the HYDRA 70, a cost-effective, advanced free-flight rocket system that can be employed in a variety of combat and training roles. In September 1995, management of the Company reached a decision to exit the rocket manufacturing line of business which makes up a substantial portion of the Company's Defense Systems segment. For fiscal 1995, HYDRA 70 revenues represented 85% of Defense Systems' total sales. The Company estimates that HYDRA 70 revenues will represent approximately the same proportion of Defense Systems' segment revenues in fiscal 1996.

For production in fiscal 1997-1998, the Government has initiated competitive bidding for new HYDRA 70 contracts. The Company learned in early December 1995 that the joint bid with a team led by Alliant Techsystems was not successful. The Company will realize diminished levels of HYDRA 70 revenues in fiscal 1996 and does not anticipate any H 70 revenues thereafter (see Note C to Consolidated Financial Statements). (See also Competition, U.S. Government Contracts, Major Programs and Subcontractors below).

Products of Defense Systems Segment

HYDRA 70 Rocket Systems.

The HYDRA 70 is a 2.75 inch free-flight rocket system which features a microprocessor-based weapons management system that provides automatic control of components such as rocket motors, fuzes and a variety of warheads, each of which is specifically adapted for use as part of the system. A pilot need only select a target and type of ammunition, and aim the sight. The management system automatically sets the fuze that subsequently detonates the warhead or deploys submunitions at the designated target. Placing the management system on board the aircraft permits a relatively inexpensive fuze to be placed in the warhead, instead of an expensive electronic guidance and control package. A selection of warheads, available from the Company or U.S. military arsenals, enables a pilot using the HYDRA 70 to select a range of combinations and effectively engage a variety of targets. As a result, the HYDRA 70 can achieve substantial cost efficiencies over more expensive guided missiles. Depending on configuration, the price for a HYDRA 70 rocket and warhead ranges from several hundred to over a thousand dollars, approximately one-tenth or less of the typical price of a guided missile. The HYDRA 70 system can either be installed on new helicopters or retrofitted to existing helicopters. The system is also qualified for use on certain fixed wing aircraft, as well as ground launch and shipboard platforms.

Rocket Motors. Defense Systems assembles rocket motors, including the MK66, the current generation of the HYDRA 70 rocket motor developed by the U.S. Navy. The MK66 provides greater range and accuracy than prior rocket motors. The MK66 is characterized by wrap-around fins, fluted nozzle and double-based propellant, which together increase acceleration and impart spin to improve accuracy through the entire trajectory.

Warheads. Defense Systems supplies warheads with specialized capabilities that, along with other warheads produced by U.S. military arsenals, allow customers to use the HYDRA 70 system for a variety of purposes. The warheads currently sold in production quantities by Defense Systems are the Multipurpose Submunition, Multipurpose Practice Submunition, High Explosive Unitary, Signature Practice, Illumination, and Flechette Warheads. At a predetermined point in flight, Multipurpose Submunition warheads release nine grenades that each detonate on impact, creating a zone of explosive effect. Practice warheads are used for training purposes.

Fuzes. Defense Systems offers a range of fuzes for use on its rockets and warheads. Certain fuzes, which are remotely set, can be programmed at the moment of launch to deploy munitions at predetermined ranges. These fuzes provide for airburst or point detonation of warheads. Submunition fuzes provide a mechanical trigger for detonation on impact.

Other

Weapons Management System. Defense Systems has developed a microprocessor-based Rocket Management System that controls up to seventy-six 2.75 inch rockets. The system may be programmed to manage simultaneously up to five different warheads, to set fuzes remotely and to display the inventory of warheads remaining. Defense Systems has also developed a more compact, less expensive version of the Rocket Management System, the Armament Management System, that can be used on aerial, ground and sea-based weapons platforms. This system controls up to thirty-eight 2.75 inch rockets.

Advanced Rocket System. During fiscal 1995, Defense Systems concluded its development work on the Advanced Rocket System (ARS) as the major subcontractor to Lockheed Missiles and Space Company.

Significant Customers and Marketing for Defense Systems Segment

Defense Systems has marketed its products primarily to the DOD either directly or indirectly as a subcontractor to prime contractors. Defense Systems has also marketed its products to allied foreign governments both through direct sales and through foreign military sales programs funded by the U.S. Government. Only limited marketing efforts were pursued during fiscal 1995 related to weapons management systems. Foreign sales constituted approximately 3%, 3% and 2% of Defense Systems' revenues in fiscal 1995, 1994 and 1993, respectively. (See Note N to Consolidated Financial Statements.) Defense Systems expects to complete its current backlog of rocket and warhead production during fiscal 1996.

Backlog for Defense Systems Segment

The segment's backlog at September 30, 1995 and October 1, 1994 was as follows:

                                    Backlog
                             (dollars in thousands)
          September 30, 1995                        October 1, 1994
          ------------------                        ---------------

               $35,836                                   $73,908

Backlog includes aggregate contract revenues remaining to be earned by the Company over the life of existing contracts. All of the backlog as of September 30, 1995 is scheduled for shipment during fiscal 1996. In the case of U.S. Government contracts, backlog includes only those contracts that are fully funded by a procuring Government agency. All U.S. Government contracts and subcontracts are subject to termination by the U.S. Government for convenience.

Many factors affect the scheduling of projects; therefore, no assurance can be given as to when revenue will be realized on projects included in the Company's backlog. Year-to-year comparisons of backlog are not necessarily indicative of future revenue or profitability trends, and management believes that backlog as of any particular date may not be representative of actual sales for the segment for any succeeding fiscal period. The existing backlog in the Defense

Systems segment has gross margins that are significantly lower than historical gross margins on similar Defense Systems products. In addition, delays caused by matters beyond the Company's control can, and have, resulted in increased product costs.

Competition for Defense Systems Segment

The defense industry has become increasingly competitive in recent years with the growing emphasis on competitive bidding of contracts and the decline in defense spending because of budget constraints. To date, Defense Systems has been the sole supplier of certain components and services related to the HYDRA
70. The total HYDRA 70 System program, rockets and warheads, was opened to competitive bidding during fiscal 1992. Following a winning bid in 1992, Defense Systems entered into a contract to produce the HYDRA 70 System and retained its sole source position. During 1995, a new HYDRA 70 System contract was competitively solicited by the U.S. Army for known requirements through 1998. BEI agreed to join a team led by Alliant Techsystems for this competition. Results of the bidding as of early December 1995 identified a team led by Martin Marietta as the winner of this bid. Since the Company was not awarded a portion of the 1995 competitive contract, the revenue from HYDRA 70 rockets will be zero beyond shipment of the current backlog (see Note C to Consolidated Financial Statements).

Manufacturing for Defense Systems Segment

Defense Systems' manufacturing operations consist primarily of the production and assembly of fuzes, rocket motors, warheads and explosive devices, as well as the assembly of electronic products. Certain Defense Systems operations are subject to rigorous safety requirements which are normal to the handling of munitions and explosives.

Under specified U.S. military contracts, Defense Systems has been required to depend on certain materials, particularly solid propellant and components such as fuzes and rocket igniters, often furnished only by the U.S. Government or U.S. Government designated suppliers. In the past, the Company has been unable to obtain desired supply levels of propellant and has experienced quality problems with respect to propellant and these components. While these and other difficulties have resulted in interruptions of production and other dislocations, the Company maintained profitable operations during these periods. With the award in fiscal 1992 of the HYDRA 70 System contract to Defense Systems, under which deliveries began late in fiscal 1993, the Company has been required to deal directly with component suppliers and, in some cases, to initiate in-house production of certain components.

With respect to in-house production of certain components, there has continued to be some irregularity of production, particularly of fuzes for submunition warheads. A dispute has arisen between Defense Systems and the U.S. Government concerning the accuracy and completeness of certain Government-supplied technical data including design and manufacturing specifications. Efforts to resolve these matters are continuing (see Note C to Consolidated Financial Statements). Management believes that all fuze production required to support Defense Systems' remaining rocket backlog deliveries will be completed during fiscal 1996.

Research & Development for Defense Systems Segment

Government-funded development during the year included completion of work required on a development contract for the Advanced Rocket System, a next generation enhanced performance rocket system.

During fiscal 1995 Company funding of R&D efforts was discontinued.


U.S. Government Contracts for Defense Systems Segment

Approximately 97%, 97% and 98% of the Defense Systems segment's net sales in fiscal 1995, 1994 and 1993 respectively, were derived from contracts with the U.S. Government or under subcontract to other prime contractors to the Government. (See Note C to Consolidated Financial Statements.)

Under applicable regulations, various audit agencies of the U.S. Government conduct regular audits of contractors' compliance with a variety of Government regulations. Because of the recurring nature of changes in laws and regulations and related regulatory audits, the Company expects it will continually incur costs for monitoring and compliance efforts. During fiscal 1995, these costs were similar to 1994 but higher than in the past and there can be no assurance that such costs will not be material in fiscal 1996. The Government also has the right under most U.S. Government contracts to review retroactively the cost records of the Company. Contract prices may be adjusted in the event the Company submits incomplete, inaccurate or obsolete cost or pricing data.

All U.S. Government contracts and subcontracts generally provide for either a fixed price, negotiated fixed price or cost-plus-fixed-fee basis for remuneration. The major part of the segment's contracts with the U.S. Government are competitive fixed price or negotiated fixed price contracts. For fixed price contracts, the Company bears the risk of cost overruns and derives the benefits from cost savings. As a result, greater risks are involved under fixed price contracts than under cost-plus contracts.

All U.S. Government contracts contain termination clauses that allow the contract to be terminated either for contractor default or for the convenience of the Government. In the event of termination for the convenience of the Government, the clause typically provides that the contractor will receive payment for work-in-progress, including profit. To date, termination of the Company's contracts by the Government has not had any significant effect on the Company's financial results. However, no assurance can be given that such terminations will not have a materially adverse effect on the Company's results of operations in the future. Portions of the Company's business are classified. As a result, the Company is and will be prohibited from disclosing the substance or status of such business.

Major Programs for Defense Systems Segment

Sales of HYDRA 70 systems and components represented approximately 27%, 31% and 31% of the Company's revenues in fiscal 1995, 1994 and 1993, respectively. The Company anticipates that sales of the HYDRA 70 will continue to constitute a smaller share of revenues for fiscal 1996. The failure of the Alliant-BEI team to win the 1995 competitive award for continued HYDRA 70 production eliminates these sales from future results of operations beyond fiscal 1996.

Subcontractors - Sources of Supplies for Defense Systems Segment

Under specified U.S. military contracts, Defense Systems has been required to depend on certain materials, particularly rocket propellant grain furnished only by the U.S. Government. Periodically, the Company has been unable to obtain desired levels of supply of propellant grain. The Company has also been impacted on occasion by discoveries of non-conforming materials having been delivered by certain of its suppliers despite these suppliers having provided "Certificates of Compliance" with these component shipments. While these difficulties have resulted in periodic disruptions of deliveries and other dislocations, production is not currently impacted. However, due to the nature of the procurement contracts involved, no assurance can be given that there will not be future supply disruptions. Any such disruption could affect the timing of shipments.

MEDICAL SYSTEMS SEGMENT

BEI Medical Systems Company (hereafter Medical Systems) designs, manufactures, and/or sells electrosurgery units, various endoscopes, surgical instruments and surgical-procedure-specific intervention products and kits. It also assembles endoscopic illuminators, video imaging systems and insufflators.

Products

The following products which may be used alone or in combination are produced and/or sold by Medical Systems.

Electrosurgery Units. These products use radio frequency (RF) currents to cut tissue and/or coagulate bleeding. Medical Systems produces a variety of electrosurgical generators which are designed for use in various medical and surgical procedures. These and associated supporting items are marketed under the Meditron brand and brands of OEM customers.

Devices, Instruments & Procedure Kits. Medical Systems has a line of surgical instruments, procedure kits and devices which aid in, or enable a physician to apply various technologies to an array of medical/surgical requirements in the field of gastroenterology, gynecology and orthopedics. These products come in a variety of disposable or reusable configurations, allowing the caregiver's institution to select the most suitable option. Products include ZUMI(TM) uterine manipulator/injectors, ZUI(TM) uterine injectors, Z-Clamps(TM) and Z-Scissors(TM) for hysterectomy, ZSI Zip Tip(TM) cervical biopsy forceps, Corson-Myoma(TM) grasping forceps, ZSI Miya Hook(TM), micro surgical instruments, hysterectomy kits and other specialty instruments. Other products include endoscopic illuminators, cameras, various types of endoscopes and an automatic electronic insufflator. These products are used in laparoscopic procedures in gastrointestinal, orthopedic and general surgery.

Significant Customers and Marketing for Medical Systems Segment

Medical Systems' products are sold to a variety of customers primarily for the gynecology markets. Other markets served include gasteoenerology, orthopedics and general surgery. In the U.S., Medical Systems utilizes 19 independent manufacturer's representative organizations, direct sales representatives, and telemarketers to market its products directly to end users, hospitals, surgical centers and doctors' offices. Products are also sold through a network of 77 domestic and international distributors. Additionally, a variety of products are private label manufactured under various OEM agreements. In fiscal 1995, OEM sales were 21% of Medical Systems sales similar to the prior year.

Backlog for Medical Systems Segment

Backlog is not a significant factor in the Medical Systems segment. The segment has commercial operations that typically ship instruments within one to two weeks of receipt of an order and electronic products within 30 days after receipt of an order. Disposable products are normally shipped within one day of receipt of order. Products which require special development, design, packaging and testing are generally shipped within four to six months after an order is received.

Competition for Medical Systems Segment

The Company's  principal  competitors  in the Medical  Systems  segment  include
Valleylab, a subsidiary of Pfizer, Microvasive, a subsidiary of Boston Scientific, Circon/ACMI, Cabot Medical, Utah Medical, Leisegang, Wallach, CooperSurgical, Inc. and Unimar.

Manufacturing for Medical Systems Segment

Medical Systems segment manufacturing operations consist primarily of the manufacture and assembly of equipment such as electrosurgery units, endoscopic illuminators, and electronic insufflators. Additionally, some component fabrication and assembly of various non-electrical products, both disposable and reusable, is performed by the manufacturing group. The Company's facilities and documentation procedures for the manufacture of medical devices are required to conform to the Food and Drug Administration's ("FDA") Good Manufacturing Practices ("GMP"), enforced by the FDA through its facilities inspection program. Withdrawal of GMP status would have a material adverse effect on the Company's Medical Systems segment.

Research & Development for Medical Systems Segment

The Company's principal development effort for this segment has focused on proprietary devices for procedures in gynecology. In addition, the Company continued development in monopolar and bipolar electrosurgical generators and expansion of the surgical illuminator and automatic insufflator product lines for general and laparascopic surgery. The Company has continued to work with several OEM customers for the adaptation of its proprietary technology to various private label requirements.

Government Regulation

Medical Systems manufactures and sells medical devices. In the U.S. the FDA (among other governmental agencies) is responsible for regulating the introduction of new medical devices and the manufacturing, labeling and record-keeping for such devices. The FDA also reviews required reports of adverse events involving such devices. The FDA has extensive enforcement authority, including the power to seize products, restrain sales or prohibit the operation of manufacturing facilities until the noted deficiencies are corrected to the FDA's satisfaction. The FDA can also monitor recalls of products from consumer locations.

Recent developments such as the enactment of the Safe Medical Devices Act of 1990 and increased enforcement actions reflect a trend toward more stringent product regulation by the FDA. One result is an increase in the typical time elapsed between the filing of an application and the receipt of FDA clearance or approval of commercial release of a medical device. In addition, the FDA now requires more clinical data with such applications, which can increase the cost of obtaining such clearance to market. Furthermore, rigorous regulatory action may be taken in response to deficiencies noted in inspections or to any product performance problems.

Medical device laws are also in effect in many of the countries in which Medical Systems does business outside the U.S. These range from comprehensive device approval requirements to requests for product data or certifications. The number and scope of these requirements are increasing. This trend toward increasing product regulation is evident in the European Community, where efforts are under way to harmonize the regulatory systems. Such regulatory systems include ISO 9000, ICE 601 and OE marks.

Uncertainty Related to Health Care Reform

Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems. Legislative debate is expected to continue in the future, and the Company cannot predict what impact the adoption of any federal or state health care reform measures or future private sector reform may have on its Medical Systems business.

GENERAL - ALL SEGMENTS

Employees

As of September 30, 1995, the Company had 1,174 employees, including 151 in research, development and engineering, 103 in administration, 87 in marketing and sales, 817 in operations and 16 in corporate. The Company believes that its continued success depends on its ability to attract and retain highly qualified personnel. The Company's employees are not represented by collective bargaining agreements, other than employees at the Defense Systems Camden, Arkansas Ordnance Manufacturing Plant, who are represented by the International Association of Machinists under an agreement expiring in May 1996. To date, the Company has not experienced any work stoppages and considers its employee relations to be good.

Significant Customers

During fiscal 1995, 1994 and 1993, the U.S. Government and other Government contractors accounted for approximately 50%, 57% and 62%, respectively of the Company's total net sales.

Competition

The Company operates in highly competitive industries. Many of the Company's existing competitors in each market, and also a number of potential entrants into these markets, have significantly greater financial resources and manufacturing capabilities, are more established, have larger marketing and sales organizations and larger technical staffs. There can be no assurance that other companies will not develop more sophisticated, more cost-effective or otherwise superior products.

In its principal markets, the Company believes that competition is based primarily on design, performance, reliability, price, delivery, service and support. The Company believes it competes favorably with respect to these factors.

Research and Development

The Company believes that its future success will depend in part on its ability to continue to enhance its existing products, and to develop and introduce new products that maintain technological leadership, meet a wider range of customer needs and achieve market acceptance. Accordingly, the Company's internally funded research, development and related engineering expenditures were approximately $5.0 million, $7.2 million and $5.7 million in fiscal 1995, 1994 and 1993, respectively. In addition, customer funded research and development expenditures charged to cost of sales were $9.3 million, $10.4 million and $9.2 million, respectively, for the same periods.

Patents and Licenses

The Company primarily relies upon trade secrets and know-how to develop and maintain its competitive position. Retention of data rights by a U.S. Government contractor is frequently difficult because the contractor is often compelled to negotiate transfer of the data rights to the Government as part of the contract for production of the product. In addition, under certain of the Company's U.S. Government contracts, the Government may require that proprietary information be disclosed directly to competitors, subject to certain restrictions upon its use.

The Company holds 103 U.S. patents and 49 foreign patents with expiration dates ranging from March 1996 to August 2013. Because many of these patents relate to technology that is important to certain of the Company's products, the Company considers these patents to be significant to its business. There can be no assurance, however, that any patent will provide adequate protection for the technology or product it covers.

The Company believes that, because of the rapid pace of technological change as well as the impact of Government requirements, factors such as technical expertise, frequent product enhancements, new product introductions and customer service and support are generally more important to its business than patents. The Company filed for several patents in the past fiscal year; however, there can be no assurance that patents will issue from any present or future applications filed by the Company or, if patents issue, that any claims allowed will be sufficiently broad to protect the Company's technology. The Company is still engaged in arbitration with respect to the license for its quartz rate sensors (see Note M to Consolidated Financial Statements).

Environmental Matters

The Company uses certain hazardous materials in its research and manufacturing operations and, as a result, is subject to stringent federal, state and local regulations governing the storage, use and disposal of such materials. Although the Company believes that it is currently in material compliance with such laws and regulations, current or future laws and regulations could require the Company to make substantial expenditures for remedial action, reduction of chemical exposure, waste treatment or disposal. There can be no assurance that the operations, business, competitive position, earnings or assets of the Company will not be materially and adversely affected by the interpretation and enforcement of current or future environmental laws and regulations. (The State of California has filed a claim related to waste disposal, which claim is discussed in Note M to Consolidated Financial Statements and Item 3 of this Form 10-K.)

Government Regulation

The Company is subject to significant regulation by the U.S. Government with respect to a variety of matters affecting its business, including the matters set forth below and as discussed in the U.S.
Government Contracts sections above.

Facility Security Clearance.
The Company has several facility security clearances from the U.S. Government. A portion of the Company's net sales in fiscal 1995, 1994 and 1993 was derived from work for which this clearance was required. Continuation of this clearance requires that the Company remain free from foreign ownership, control or influence (FOCI). In addition, the Company is required to comply with the regulations promulgated by the Defense Investigative Service (DIS), which relate, in large part, to the Company's control of classified documents and other information. Loss of such security clearances and the related loss of U.S. Government contracts would have a materially adverse effect on the Company's results of operations. Management does not believe that there is presently any substantial risk of FOCI or DIS noncompliance that would cause any of its security clearances to be revoked.

Regulation of Foreign Sales.
All Defense Systems' and certain of Sensors and Systems' exports are subject to restrictions contained in the U.S. Department of State's International Traffic in Arms Regulations and require export licenses in order to be sold abroad. Non-defense related foreign sales are generally governed by the Bureau of Export Administration of the U.S. Commerce Department which also frequently requires export licenses. The Company's net sales to foreign customers constituted approximately 8%, 8% and 5% of revenues for fiscal 1995, 1994 and 1993, respectively. To date, the Company has not experienced any significant difficulties in obtaining the requisite licenses. In addition, the Company is subject to the Foreign Corrupt Practices Act, which prohibits payments or offers of payments to foreign officials for the purpose of influencing an act or decision by a foreign government, politician or political party in order to assist in obtaining, retaining or directing business to any person.

Risk Factors

Defense Spending & Government Contracting
A significant portion of the Company's net sales has been derived from contracts with departments and agencies of the U.S. Government and with other Government contractors. In fiscal 1995, 1994 and 1993, such contracts accounted for approximately 50%, 57% and 62%, respectively, of the Company's total net sales. The Company believes that the success of the Company's business will continue to be dependent, in part, upon its ability to participate in various Government programs. There can be no assurance that the U.S. Government will continue its commitment to programs to which the Company's products are applicable or that the Company will continue to be awarded contracts under such programs. Please refer to the discussion regarding competition in the segment discussion above. Reductions in the federal funds available for projects the Company is performing have in the past, and may in the future have an adverse impact on the Company's results of operations.

The Company's  contracts  involving the U.S.  Government  are subject to various other risks, including termination for the convenience of the Government; potential disclosure of Company confidential information to competitors as part of the establishment by the Government of second-source manufacturing arrangements or competitive bidding; the failure or inability of prime contractors or Government designated subcontractors to perform under their contracts; and increased or unexpected costs causing losses or reduced profits under fixed-price contracts.

Other Risk Factors
For  additional  risk  factors  affecting  the Sensors and Systems  segment see:
Significant Customers and Marketing, and U.S. Government Contracts, in the segment discussion above.

For  additional  risk  factors   affecting  the  Defense  Systems  segment  see:
Competition, U.S. Government Contracts, Major Programs and Subcontractors in the segment discussion above.

For  additional  risk  factors   affecting  the  Medical  Systems  segment  see:
Government Regulation and Uncertainty Related to Health Care Reform in the segment discussion above.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

The executive officers and directors of the Company and their ages as of December 1, 1995 are as follows:


Name                              Age           Position
--------------------------------------------------------------------------------
Charles Crocker                    56     President, Chief Executive Officer &
                                            Chairman of the Board of Directors
Gary D. Wrench                     62     Senior Vice President, Chief Financial
                                            Officer & Director
Dr. Lawrence A. Wan                57     Vice President of Corporate Technology
Robert R. Corr                     49     Secretary, Treasurer & Controller
Richard M. Brooks (1) (2)          67     Director
George S. Brown (2)                74     Director
C. Joseph Giroir, Jr. (1) (2)      56     Director
William G. Howard, Jr. (1)         54     Director
Peter G. Paraskos                  67     Director
--------------------------------------------------------------------------------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

Mr. Crocker, a founder of the Company, has served as Chairman of the Board of Directors of the Company since October 1974. At the request of the Board of Directors, Mr. Crocker assumed the positions of President and Chief Executive Officer, effective October 1, 1995, following the retirement of Mr. Paraskos. Mr. Crocker is President of Crocker Capital, an investment company. He served as President of a predecessor company, Crocker Capital Corporation (a Small Business Investment Company), from 1970 to 1985, and as General Partner of Crocker Associates, a venture capital investment partnership, from 1970 to 1990. He currently serves as a director of Fiduciary Trust Company International, Superconductor Technologies, Inc. and Pope & Talbot, Inc. Mr. Crocker holds a B.S. from Stanford University and an M.B.A. from the University of California, Berkeley.

Mr. Wrench has served as Senior Vice President and Chief Financial Officer of the Company since July 1993 and as a Director of the Company since February 1986. He served as Vice President of the Company and President and Chief Executive Officer of Motion Systems Company, Inc., a wholly owned subsidiary of the Company, from April 1985 to July 1993. Other experience includes twenty years with Hughes Aircraft Company including an assignment as President of Spectrolab, Inc., a Hughes subsidiary. Mr. Wrench holds a B.A. from Pomona College and an M.B.A. from the University of California, Los Angeles.

Dr. Wan was appointed Vice President, Corporate Technology for the Company in April 1991. From 1984 until 1990, Dr. Wan served as Vice President, Engineering for Systron Donner Corporation. Between 1979 and 1984, he held various technical and general management positions with Systron Donner Corporation. From 1968 to 1979, he served as Chief Executive Officer for Sycom, Inc. a commercial electronics company which he founded. From 1964 to 1968, he worked for Hughes Aircraft Company, where he headed the Radar Systems Section of the Hughes Ground Systems Group. In 1962, Dr. Wan and two other professors established an Engineering School at University of California, Santa Barbara, where he also taught Engineering. Dr. Wan has a B.S., M.S. and Ph.D in Engineering and Applied Sciences from Yale University.

Mr. Corr was named Secretary of the Company in February 1995 and has served as Controller since November 1989 and Treasurer since November 1987. From 1978 to 1987, he was employed by AMPEX Corporation, an electronics and magnetic media company, in various financial positions, most recently as Assistant Controller in the Corporate Division. From 1975 to 1978, he was an Auditor for Arthur Andersen & Co. Mr. Corr received a B.B.A. from Loyola University and is a Certified Public Accountant in the State of California.

Mr. Brooks has been a director of the Company since November 1987. He is currently an independent financial consultant. From 1987 to 1990, he served as President of SFA Management Corporation, the managing general partner of St. Francis Associates, an investment partnership. He currently serves as a director of Longs Drug Store Corporation, Granite Construction Incorporated and the Western Farm Credit Bank, a private company. Mr. Brooks holds a B.S. from Yale University and an M.B.A. from the University of California, Berkeley.

Mr. Brown, a founder of the Company, has served as a director of the Company since October 1974. Mr. Brown served as President and Chief Executive Officer of the Company from October 1974, until his retirement from that position in July 1990, when he became a consultant to the Company. Prior to founding the Company, Mr. Brown served from 1971 until 1974 as Executive Vice President and General Manager of Baldwin Electronics, Inc., a subsidiary of D.H. Baldwin Company and the predecessor of the Company. Mr. Brown holds a B.S.E.E. from the University of Oklahoma.

Mr. Giroir has served as a director of the Company since 1978. He served as the Secretary of the Company from 1974 to early 1995. He is currently a member of the law firm of Giroir & Gregory, a Professional Association. From 1965 to 1988, Mr. Giroir was a member of Rose Law Firm, a Professional Association. Both law firms have rendered services to the Company. Mr. Giroir holds a B.A. and an L.L.B. from the University of Arkansas and an L.L.M. from Georgetown University.

Dr. Howard has been a director of the Company since December 1992. He is currently an independent consulting engineer in microelectronics and technology-based business planning. From 1987 to 1990, Dr. Howard served as Senior Fellow of the National Academy of Engineering and, prior to that time, held various technical and management positions with Motorola, Inc., most recently as Senior Vice President and Director of Research and Development. Dr. Howard holds a B.E.E. and an M.S. from Cornell University and a Ph.D. in electrical engineering and computer sciences from the University of California, Berkeley. He is a member of the National Academy of Engineering and a fellow of the Institute of Electrical and Electronics Engineers and of the American Association for the Advancement of Science.

Mr. Paraskos retired as President and Chief Executive Officer of the Company effective October 1, 1995. He remains a Director of the Company, as well as Chairman of Defense Systems Company, and has agreed to act as a consultant to the Company. Mr. Paraskos served as President, Chief Executive Officer and a Director of the Company from July 1990. Mr. Paraskos joined BEI in connection with the Company's acquisition from Thorn EMI of substantially all the assets of four of the six divisions of the Systron Donner Corporation. From 1986 to 1990, Mr. Paraskos served as President and Chief Executive Officer of the Systron Donner Corporation, a manufacturer of avionics and aerospace sensors and subsystems, and served in positions as Executive Vice President and Chief Operating Officer and in general management from 1983 to 1986. Mr. Paraskos holds two degrees in Engineering from Columbia University and has served in the Marine Corps as an infantry officer, fighter pilot and test pilot. He is a member of the Board of Nominations of the Aviation Hall of Fame and a life member of the Society of Experimental Test Pilots.

The Company has a classified Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control or management of the Company. For purposes of determining their term of office, directors are divided into three classes, with the term of office of the first class to expire at the 1996 annual meeting of stockholders, and the term of office of the second class to expire at the 1997 annual meeting of stockholders and the term of office of the third class to expire at the 1998 annual meeting of stockholders. Class I consists of Mr. Giroir and Mr. Wrench; Class II consists of Mr. Brooks, Mr. Howard, and Mr. Paraskos; and Class III consists of Mr. Crocker and Mr. Brown. Directors elected to succeed those directors whose term expires will be elected for a three year term of office. All directors hold office until the next annual meeting of stockholders, at which their term expires, and until their successors have been duly elected and qualified. Executive officers serve at the discretion of the Board. There are no family relationships among any of the officers and directors.

ITEM 2.       PROPERTIES

The Company's principal executive offices are located in leased office space in San Francisco, California, under a lease which expires in 1998. The Company owns or operates 11 other facilities which relate to the Sensors and Systems, Defense Systems and Medical Systems segments and maintains office space in various locations throughout the United States for sales and technical support. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Company. In addition to its executive offices, the Company's principal facilities are as follows:

Location                      Description of Facility
--------------------------------------------------------------------------------
Sensors and Systems Segment

Maumelle, Arkansas                      Owned 50,000 square foot  manufacturing,
                                        engineering, administrative and research and development facility.

Concord, California                     Owned 101,000 square foot manufacturing,
                                        engineering      and      administrative
                                        facilities.  Leased  15,000  square foot
                                        manufacturing and engineering facility.
Tustin, California                      Leased 80,000 square foot manufacturing,
                                        engineering and administrative facility.

Goleta,  California                     Owned 22,000 square foot  manufacturing,
                                        engineering and administrative facility.

Campbell, California                    Subleased      5,000     square     foot
                                        manufacturing,     administrative    and
                                        research and development facility.

San Marcos, California                  Leased 35,000 square foot manufacturing,
                                        engineering      and      administrative
                                        facilities.

Sylmar, California                      Subleased     83,000     square     foot
                                        manufacturing,      engineering      and
                                        administrative facility.
--------------------------------------------------------------------------------
Defense Systems Segment

East Camden,  Arkansas                  Leased      413,000      square     foot
                                        manufacturing,      warehousing,     and
                                        administrative facility.

Euless, Texas                           Owned 72,000 square foot  manufacturing,
                                        engineering and administrative  facility
                                        and   subleased    2,000   square   foot
                                        warehouse  facility,  used primarily for
                                        record storage.
--------------------------------------------------------------------------------
Medical Systems Segment

Hackensack, New Jersey
                                        Leased 10,000 square foot  manufacturing
                                        and   engineering   facility  and  2,000
                                        square foot administrative and marketing facility.

Chatsworth, California                  Leased   6,000  and  1,600  square  foot
                                        manufacturing,      engineering      and
                                        administrative facilities.

ITEM 3.       LEGAL PROCEEDINGS

BEI Systron Donner Company vs. General Precision Industries, Inc., et al.

In connection with the acquisition of assets from Systron Donner Corporation during fiscal 1990, a subsidiary of the Company assumed an obligation to pay former shareholders of General Precision Industries ("GPI") $4.3 million if certain levels of confirmed orders and shipments are achieved for products developed using technology acquired from GPI in 1986 under a license agreement which expires in 2003. In September of 1991, the Licensor of the patent on which the Company's quartz technology is based advised the Company that royalties in excess of the amounts previously paid by the Company were due. The amount of royalties involved was approximately $400,000. The Company advised the Licensor that based on its understanding of the license agreement no additional amounts were due. The Licensor alleged that nonpayment of the royalties due would give the Licensor the right to terminate the license agreement. The parties were unable to resolve these differences. Accordingly, the Company elected to exercise the provision of the license agreement which required arbitration of any disputes between the parties to the agreement.

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

The Company asked the arbitration panel to rule that the amounts of the royalties paid by the Company had been properly determined by the Company, that the original license agreement should be reformed to reduce the royalties due on future sales as a result of failure by the Licensor to disclose certain matters which significantly impacted the Company's timely ability to employ the licensed patent on production units and that the license was not subject to termination.

The arbitration process is ongoing. The arbitration panel bifurcated the issues in the arbitration, and issued an interim ruling in February 1995. In that interim ruling, which will become final at the close of the arbitration, the Panel concluded that the license agreement was not subject to termination, that non-recurring engineering revenues were not royalty-bearing, and that $1 million of the $4.3 million discussed above is due only if certain conditions are met in the future. The Panel also concluded that the Company is entitled to ownership of an accelerometer patent that the former Shareholders developed. Further, in September 1995, the panel ruled that certain development costs incurred by the Company could not be used to offset accrued royalties. As a result, in September 1995, the Company accrued $3.5 million for royalties and related costs based on its understanding of the amounts due under the panel's September ruling. The estimate of royalties and related amounts due under the license agreement are based on the Company's proposal to the panel and are significantly less than amounts proposed by the licensor. Under the panel's February ruling, $3.3 million of the $4.3 million became due. This amount, which is considered part of the original acquisition cost of the technology, was accrued in February 1995, paid in October 1995, and is being amortized over the remaining term of the license.

The second phase of the arbitration continues with further arguments having occurred in December 1995. This phase involves the final determination of royalty amounts due for unit sales of product using the acquired technology and other matters including the parties' respective claims for attorneys' fees. In the event that the arbitration panel rules that the Company's liability is more or less than the $3.5 million accrued, an adjustment to the September 30, 1995 estimate will be required. While the final outcome of this matter cannot be determined with certainty, management believes, taking all factors into account and after consultation with legal counsel, that this matter will not result in a material adverse impact on the financial position of the Company.

State of California Department of Toxic Substances Control vs. Southland Oil, Inc., et al.

In October 1993, the State of California filed a first amended complaint against a division of the Company and fifty-two other defendants. The complaint sought recovery of response costs incurred by the State at a waste oil recycling facility in Commerce, California (the "Site").

The litigation with the State was recently settled in principle, requiring a dismissal of the action following the payment by defendants to the State of $2.6 million to settle all past and future response costs at the Site (as well as all other alleged damages). The State will be required, pursuant to the settlement, to perform whatever future investigation and cleanup activities are required at the Site under either state or federal law. While the litigation has not yet been dismissed, the Company anticipates that it will be once settlement documents are executed.

The defendants believe that there are additional parties that should be liable for the settlement amount, and some of the defendants (including the Company) have filed a third party claim against these other parties.

There has not yet been an allocation of the $2.6 million settlement amount either among the defendants or between the defendants and the third party defendants. Recent formulas that have been proposed for settlement and that have been discussed by the defendants and the third party defendants would result in the Company's share of the settlement amount being set at less than $20,000.

The division of the Company against which the claim was asserted was acquired from Systron Donner Corporation in 1990. In connection with that acquisition, Systron Donner agreed to indemnify the Company against any claims, damages and expenses in excess of $100,000 arising in connection with certain environmental matters. Management believes such indemnification would encompass this claim in the event that it were to exceed $100,000. While the outcome of this matter cannot be determined with certainty, management believes, after consultation with legal counsel, that the ultimate resolution will not have a material adverse impact on the financial position of the Company.

CooperSurgical, Inc. vs. BEI Medical Systems Company, Inc. et al.

In October 1993, CooperSurgical, Inc. a subsidiary of the Cooper Companies filed a claim for unspecified damages alleging unfair competition due to actions by BEI Medical Systems and its president Richard Turner, a former employee of the Cooper Companies, and others. In May 1994, the Chancery Division for the Superior Court of New Jersey granted a partial summary judgment in favor of the plaintiff and issued an injunction against the defendants restraining them from selling certain products until June 20, 1996. In September 1994, BEI Medical Systems filed a motion to vacate the May 1994 order. In November 1994 the Court vacated the restraint order.

Management has vigorously defended its rights in this action and believes after discussion with legal counsel that the CooperSurgical claims are exaggerated. Expert witnesses for BEI have prepared a formal response to the CooperSurgical damage claims which was submitted in February 1995. BEI's experts stated that if CooperSurgical were entitled to damages, those damages would total less than $100,000, and would be more than offset by BEI Medical Systems' counterclaim against CooperSurgical. Discovery has been completed. The trial which was originally scheduled to begin in November will be reset for 1996. While the outcome of this matter cannot be determined at this time, management believes, taking known factors into account and after consultation with legal counsel, that this matter will not result in a material adverse impact on the financial position of the Company.

Other

The Company has pending various other legal actions arising in the normal course of business. Management believes that none of these legal actions will have a material impact on the Company's operating results or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.




                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

BEI's common stock was initially offered to the public at $9 per share in July 1989. The Company's common stock has been traded on the NASDAQ National Market System under the NASDAQ symbol "BEII" since August 1, 1989. Set forth below are the high and low closing sale prices on the National Market System for the periods indicated. Such quotations do not reflect retail markups, markdowns or commissions.


                                                                  Cash
          1995 Fiscal Year                                    Dividend
          (ended 09/30/95)                  High        Low   Declared
          ------------------------------------------------------------
          Fourth Quarter                   $8.25      $6.50      $0.02
          Third Quarter                    $7.25      $5.50      $0.02
          Second Quarter                   $5.88      $5.00      $0.02
          First Quarter                    $5.75      $5.00      $0.02
          ------------------------------------------------------------
          1994 Fiscal Year
          (ended 10/01/94)
          ------------------------------------------------------------
          Fourth Quarter                   $6.00      $5.00      $0.02
          Third Quarter                    $6.63      $5.50      $0.02
          Second Quarter                   $7.25      $6.00      $0.02
          First Quarter                    $8.38      $5.75      $0.02
          ------------------------------------------------------------

As of November 29, 1995, there were approximately 900 holders of record of the Company's common stock. The Board of Directors has declared and the Company has paid four cash dividends of $.02 per share of common stock in each of fiscal 1995 and 1994. The Board of Directors has declared a dividend of $.02 per share of common stock to stockholders of record at December 15, 1995, payable December 29, 1995 for the first quarter of fiscal 1996. Payment of dividends is within the discretion of the Company's Board of Directors, will be subject to continual review and will depend, among other factors, upon the earnings, capital requirements, operating results and financial condition of the Company from time to time. There are no restrictions on the Company's ability to pay dividends provided the covenants set forth in its bank credit agreement and Senior Note agreement are met (see Notes E and G to Consolidated Financial Statements). The covenants primarily concern certain operating ratios and minimum balances of tangible net worth.

ITEM 6.       SELECTED FINANCIAL DATA

The selected financial data for the five fiscal years presented below is derived from the audited Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.


(in thousands, except per share amounts)
--------------------------------------------------------------------------------
                                           Years Ended
                  --------------------------------------------------------------
                  September 30    October 1   October 2  October 3  September 28
                          1995         1994        1993       1992          1991
--------------------------------------------------------------------------------
STATEMENT OF INCOME DATA:
Net sales              $144,903    $138,658    $146,719   $156,622     $146,226
Net income (loss)        (4,391)     (1,744)      3,778      7,180        6,314
Earnings (loss) per
common share and
common equivalent
share                     (0.65)      (0.26)       0.56       1.05         0.94
Cash dividends per
common share           $   0.08    $   0.08    $   0.08   $   0.08     $   0.08
Weighted average
shares outstanding        6,759       6,657       6,783      6,836        6,741

BALANCE SHEET DATA:
Working capital        $ 35,923    $ 40,189    $ 35,667   $ 16,036     $ 15,177
Total assets            113,738     112,432     108,528     96,472       95,832
Long-term debt
(excluding current
portion)                 30,157      30,421      20,050      3,153        6,423
Stockholders' equity     53,319      57,829      59,606     55,560       50,540
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations.


--------------------------------------------------------------------------------
                                                      1995      1994       1993
--------------------------------------------------------------------------------
Net sales                                            100.0%    100.0%    100.0%
Cost of sales                                         74.2      70.4      68.4
--------------------------------------------------------------------------------
Gross profit                                          25.8      29.6      31.6
Operating expenses:
Selling, general and administrative expenses          23.7      25.5      24.1
Provision for royalty and related expenses             2.4        --        --
Research, development and related expenses             3.4       5.2       3.9
--------------------------------------------------------------------------------
Income (loss) from operations                         (3.7)     (1.1)      3.6
Other income                                           0.7       0.7       1.2
Interest expense                                       1.7       1.7       1.0
--------------------------------------------------------------------------------
Income (loss) before income taxes                     (4.7)     (2.1)      3.8
Provision for income taxes (credit)                   (1.7)     (0.8)      1.2
--------------------------------------------------------------------------------
Net income (loss)                                     (3.0)%    (1.3)%     2.6%
--------------------------------------------------------------------------------

See Notes A and N to the Consolidated Financial Statements for information on acquisitions and dispositions and segment data, respectively.

FISCAL YEARS 1995, 1994 AND 1993

NET SALES
In fiscal 1995, the Company's net sales increased 4.5% to $144.9 million from $138.7 million in fiscal 1994.

Sensors and Systems segment net sales increased 9.9% to $90.5 million from $82.4 million. This increase reflects the continued growth in sales of commercial product lines, including those for industrial, automotive and medical markets.

Offsetting the increase from the Sensors and Systems segment, the Defense Systems segment net sales decreased 4.3% to $45.6 million from $47.6 million. The decline is primarily due to the decline in sales under a completed rocket development contract for the Advanced Rocket System. This contract represented approximately 6% of Defense Systems sales in fiscal 1995 compared to 11% in fiscal 1994. This contract has no further funding in fiscal 1996. The principal product of the Defense Systems segment is the HYDRA 70 (H 70) Rocket produced under a competatively bid fixed price contract. Fiscal 1995 sales of H 70 related products was consistent with the prior year.

As discussed in detail at Note C to Consolidated Financial Statements, "HYDRA 70 Rocket Contract and Related Contingencies," the Defense Systems segment has certain disputes pending with the U.S. Government. In September 1995, management of the Company reached a decision to exit the rocket manufacturing line of business which makes up a substantial portion of the Defense Systems segment. The current backlog of H 70 rockets will be shipped in fiscal 1996.

Medical Systems sales remained relatively flat at $8.8 million in fiscal 1995, a 1.9% increase from $8.7 million in fiscal 1994.

In fiscal 1994, the Company's net sales decreased 5.5% to $138.7 million from $146.7 million in fiscal 1993. Sensors and Systems segment net sales decreased 7.9% to $82.4 million from $89.4 million primarily reflecting decreased sales of accelerometers and nonrecurring engineering (NRE) contracts substantially as a result of U.S. Government-contract cutbacks. Also contributing to the decline was the absence of the Company's Seaton Wilson division which was sold at the end of fiscal 1993 (see Note A to Consolidated Financial Statements, "Acquisitions and Dispositions"). Partially offsetting these factors were increases in sales of several commercial product lines.

Defense Systems segment net sales decreased 5.0% to $47.6 million in fiscal 1994 from $50.1 million in fiscal 1993. The decrease was primarily the result of lower overall shipments of H 70 products, including certain lines of rockets and warheads, shipments of which were delayed in the first half of fiscal 1994 in connection with submunition fuze production issues. H 70 shipments in fiscal 1994 represented approximately 90% of Defense Systems sales. Partially offsetting the decrease were increased billings for the Advanced Rocket System.

Medical Systems segment net sales increased 20.5% to $8.7 million from $7.2 million in fiscal 1993. The increase was primarily the result of a full year of sales for Zinnanti Surgical Instruments, Inc. acquired during fiscal 1993 (see Note A to Consolidated Financial Statements, "Acquisitions and Dispositions").

The Company's sales to international customers were approximately 8.3%, 7.5% and 5.5% of the Company's net sales for fiscal 1995, 1994 and 1993, respectively. International sales can vary significantly as a percentage of sales depending on the timing of shipments and size of orders.

COST OF SALES AND GROSS PROFIT
Cost of sales as a percentage of net sales was 74.2%, 70.4% and 68.4% in fiscal 1995, 1994 and 1993, respectively.

The increase in cost of sales as a percentage of net sales in fiscal 1995 and fiscal 1994 primarily reflects substantial increases in the Defense Systems segment cost of sales. This increase in fiscal 1995 resulted from a lower priced product mix and from the Company's decision to exit the rocket manufacturing line of business. In the fourth quarter of fiscal 1995, cost of sales for the Defense Systems segment included provisions for additional contract completion costs of $1,468,000, facilities shutdown of $500,000 and severance costs of
$750,000 to reflect the wind up of rocket related business (see Note C to Consolidated Financial Statements,"HYDRA 70 Rocket Contract and Related Contingencies").

During fiscal 1995, the Sensors and Systems segment also experienced a higher cost of sales as a percentage of sales primarily in overhead resulting from increased costs of fixed price development programs in the government sector as well as the increased costs on current year royalties for quartz products.

In addition to the impact of competitive bid pricing in Defense Systems segment, cost of sales in fiscal 1994 was adversely affected by the warranty costs associated with the rework of a potentially non-conforming material (see Note C to Consolidated Financial Statements, "HYDRA 70 Rocket Contract and Related Contingencies"). The fiscal 1994 increase in cost of sales as a percentage of sales in the Defense Systems segment was offset in part by the decrease in cost of sales as a percentage of sales in the Sensors and Systems segment. Medical Systems segment cost of sales as a percentage of sales increased slightly.

Downward pressure on gross profit margins is expected to continue, especially for military contracts. The Company's gross profit margins from sales to the U.S. Government for military and space products are generally lower than gross profit margins from sales of commercial and industrial products. Management is continuing measures intended to reduce costs and improve average margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses as a percentage of net sales were 23.7%, 25.5% and 24.1% in fiscal 1995, 1994 and 1993, respectively.

Fiscal 1995 selling, general and administrative expenses of $34.3 million included $1.1 million for the settlement of a U.S. Government Administrative contract claim. Spending was reduced in both the Defense and Medical segments as well as Corporate headquarters consistent with efforts to reduce operating losses. The Sensors and Systems segment experienced higher selling, general and administrative expenses to support sales growth in commercial product lines. In addition to selling, general and administrative expense, the Company took a charge in the fourth quarter of fiscal 1995 in the amount of 2.4% of net sales ($3.5 million) for royalty and related costs incurred on the basis of an interim arbitration ruling (see Note M to Consolidated Financial Statements, "Contingencies and Litigation").

Total fiscal 1994 selling, general and administrative expenses of $35.4 million did not change from fiscal 1993. The selling, general and administrative expenses as a percentage of net sales increased primarily due to substantially increased levels of spending in the Medical Systems segment resulting from the acquisition of Zinnanti Surgical Instruments Company, Inc. and associated spending for Medical Systems selling activities and due to increased legal costs. The percentage of spending to sales in the other segments was essentially unchanged.

RESEARCH, DEVELOPMENT AND RELATED EXPENSES
The Company's internally funded research, development and related expenses as a percentage of net sales were 3.4%, 5.2% and 3.9% for fiscal 1995, 1994 and 1993, respectively.

The Company eliminated a separate Corporate Research and Development function at the beginning of fiscal 1995 resulting in lower overall costs for internally funded research. Research and Development spending was concentrated in the Sensors and Systems segment to support the growth of the commercial product lines. Consequently, certain programs were phased out while emphasis on development of sensors for the automotive industry was increased.

The increase as a percentage of net sales in fiscal 1994 primarily resulted from increased investment in new product development in the Sensors and Systems segment and lower overall net sales.

The Company believes that the continued timely development of new products and enhancements to its existing products is essential to maintaining its competitive position. Accordingly, the Company anticipates that such expenses will increase in absolute amount, but may fluctuate as a percentage of sales depending on the Company's success in acquiring customer or, in some cases, U.S. Government funding.

INTEREST EXPENSE AND OTHER INCOME
Interest expense in fiscal 1995 remained consistent with fiscal 1994, increasing slightly to $2.5 million from $2.4 million in fiscal 1994. Interest is paid primarily on the Senior Note debt and a bank credit line. There was no new long term debt issued during fiscal 1995; however, the Company paid a full year's interest on Senior Notes issued in November 1993 compared to only ten months interest in fiscal 1994.

Other income in fiscal 1995, 1994, and 1993 is comprised of royalty income from H 70 licenses and interest income earned on highly liquid investments. Total other income in fiscal 1995 was essentially unchanged from the prior year; however, the H 70 royalties from the Defense Systems segment declined slightly while interest income on invested cash increased due to positive inflows of cash primarily from the resumption of normal progress payments on the H 70 contract which were delayed in fiscal 1994.

Fiscal 1993 other income includes the impact of the net gain on sale of assets related to the Seaton-Wilson division (see Note A to the Consolidated Financial Statements, "Acquisitions and Dispositions").

INCOME TAX PROVISION
The Company's effective tax (benefit) rate was (35.7%), (40.0%) and 32.1%, respectively for fiscal 1995, 1994 and 1993. The effective tax rate reflects the statutory federal tax rate and the weighted average tax rate of the states in which the Company conducts business. The fiscal 1995 effective tax rate is lower than the effective rate in fiscal 1994 due to losses in certain states where realization of the benefits of the losses is uncertain. The effective tax benefit for fiscal 1994 reflects a favorable settlement of an IRS examination. The effective tax rate for fiscal 1993 was affected favorably by the adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (see Note H to Consolidated Financial Statements, "Income Taxes").

DEFERRED INCOME TAXES
At September 30, 1995, the Company had net deferred tax assets of $2,220,000 composed of deferred tax assets of $6,104,000, net of the valuation allowance of $1,220,000, and deferred tax liabilities of $3,884,000. The Company believes it is likely that the benefits of the deferred tax assets of $6,104,000 will be realized through the reduction of future taxable income.

Management has considered appropriate factors in assessing the probability of realizing these deferred tax benefits. These factors include the deferred tax liabilities of $3,884,000 and the presence of significant taxable income in fiscal 1993.

Management also considered the nature of certain of the items which created the deferred tax assets. The accruals established for exiting the rocket business and certain litigation matters are nonrecurring and create deferred tax assets which are expected to be realized in 1996 as the accruals are paid (see Note C "HYDRA 70 Rocket Contract and Related Contingencies" and Note M "Contingencies and Litigation" to Consolidated Financial Statements). Approximately $4.0 million of pre-tax income would result in the realization of deferred tax assets which exceed deferred tax liabilities and allowable refunds of prior year's taxes paid. Continuing expansion of commercial product lines and declining losses in the Defense Systems segment are expected to result in sufficient taxable income for the realization of the portion of the deferred tax assets dependent on future income.

The valuation allowance is established primarily for state net operating losses of the Medical Systems segment which cannot be offset against income of the Company or its subsidiaries in other states. These states have relatively short loss carryover periods of three to five years.

Management intends to evaluate the realizability of deferred tax assets on a quarterly basis by assessing the need for any additional valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
During fiscal 1995, operating activities provided $12.6 million in cash. The consolidated net loss of nearly $4.4 million was offset by non-cash charges for depreciation and amortization of $5.4 million and $2.8 million, respectively. Defense Systems experienced cash inflows from the resumption of normal progress payments for materials used in the H 70 program allowing the shipment of nearly $10.2 million in inventory which was built up during fiscal 1994. The $4.8 million in cash flow from increases in trade accounts payable, accrued expenses and other liabilities includes $6.8 million in milestone payments and accrued royalties related the GPI arbitration discussed in Note M to the Consolidated Financial Statements, "Contingencies and Litigation." The milestone payment of $3.3 million was made in October 1995.

Investing activities, which used approximately $3.2 million in cash, included the purchase of capital equipment primarily in the Sensors and Systems segment. This level of spending is consistent with the growth of the segment.

Cash was used in financing activities to reduce long term debt in connection with scheduled payments stemming from the acquisitions of Meditron and Zinnanti Surgical Instruments in previous years. The Company declared and paid dividends on common stock and purchased treasury stock during the year.

The Company had no material capital commitments at September 30, 1995 except as discussed in Note M to the Consolidated Financial Statements, "Contingencies and Litigation."

In 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures About Fair Value of Financial Instruments." The Company will be required to adopt SFAS 107 in fiscal year 1996. Accordingly, the Company plans to adopt SFAS 107 when required, and will disclose the fair value for all of its financial instruments, if practicable. Management does not anticipate a material impact on the consolidated financial statements as a result of adoption of SFAS 107.

As of September 30, 1995, primarily as a result of the 1995 loss, the Company was not in compliance with a financial covenant in the Senior Note Agreement. The senior note holders waived the requirements of this covenant as of September 30, 1995.

Based on the financial condition of the Company at September 30, 1995, management believes that the existing cash balances, cash generated from operations, and available lines of credit will be sufficient to meet the Company's planned needs for the foreseeable future. If the Company requires additional capital, it anticipates that such capital will be provided by bank or other borrowings, although there can be no assurances that funds will be available on terms as favorable as those applicable to the Company's currently outstanding debt.

EFFECTS OF INFLATION
Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

ITEM  8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
BEI Electronics, Inc. and Subsidiaries


--------------------------------------------------------------------------------
                                                         September 30  October 1
dollars in thousands except par values                           1995       1994
--------------------------------------------------------------------------------
ASSETS
Current assets
Cash and cash equivalents                                    $ 11,690   $  4,197
Trade receivables:
  United States Government                                      5,054      2,488
  Commercial customers, less allowances for doubtful
     accounts (1995--$451; 1994--$398)                         13,806     16,015
--------------------------------------------------------------------------------
                                                               18,860     18,503

Inventories--Note D                                            20,482     33,185
Refundable income taxes                                           498        887
Other current assets                                            2,374      2,692
Deferred income taxes--Note H                                   3,106      1,324
Current assets of H 70 Rocket line of business, net--Note C     6,820       --
--------------------------------------------------------------------------------
Total current assets                                           63,830     60,788


Property, plant and equipment--Notes G and L
Land                                                            4,093      4,325
Structures                                                      7,216     10,135
Equipment                                                      33,814     41,583
Leasehold improvements                                          1,396      1,253
--------------------------------------------------------------------------------
                                                               46,519     57,296

Less allowances for depreciation and amortization              23,062     28,026
--------------------------------------------------------------------------------
                                                               23,457     29,270

Other assets
Tradenames, patents and related assets, less
  amortization (1995--$4,945; 1994--$3,513)                     6,662      8,061
Technology acquired under license agreements,
  less amortization (1995--$2,342; 1994--$1,546)--Note M        8,125      5,621
Goodwill, less amortization (1995--$1,024; 1994--$732)          4,833      5,156
Non-current assets of H 70 Rocket line of business, net--
Note C                                                          3,428       --
Other                                                           3,403      3,536
--------------------------------------------------------------------------------
                                                               26,451     22,374

--------------------------------------------------------------------------------
                                                             $113,738   $112,432
================================================================================

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
BEI Electronics, Inc. and Subsidiaries

--------------------------------------------------------------------------------
                                                         September 30  October 1
dollars in thousands except par values                          1995       1994
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short term debt--Note E                                      $    --     $   --
Trade accounts payable                                         8,092      7,826
Accrued expenses and other liabilities--Note F                16,602     11,951
Current portion of long-term debt--Note G                        259        822
Current liabilities of H 70 Rocket line of business--Note C    2,954         --
--------------------------------------------------------------------------------
Total Current Liabilities                                     27,907     20,599


Long-term debt, less current portion--Note G                  30,157     30,421

Deferred income taxes--Note H                                    886      1,604

Other liabilities                                              1,469      1,979

Stockholders' Equity--Notes I, J and K
Preferred stock
  ($.001 par value; authorized 2,000,000 shares; none issued)     --         --
Common Stock
  ($.001 par value; authorized 20,000,000 shares; issued
  and outstanding; 1995--9,246,183; 1994--9,109,499)               9          9
Additional paid-in capital                                    24,112     23,533
Retained earnings                                             41,721     46,653
--------------------------------------------------------------------------------
                                                              65,842     70,195
Less:  Treasury stock, at cost (1995--2,440,372 shares;
          1994--2,420,872 shares)                            (11,793)   (11,660)

          Unearned restricted stock--Note J                     (730)      (706)
--------------------------------------------------------------------------------

Total Stockholders' Equity                                    53,319     57,829

Commitments and contingencies--Notes C, K, L and M                --         --

--------------------------------------------------------------------------------
                                                            $113,738   $112,432
================================================================================
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
BEI Electronics, Inc. and Subsidiaries




                                                         Years Ended
                                            ------------------------------------
                                            September 30  October 1  October 2
dollars in thousands except per share amounts      1995        1994       1993
--------------------------------------------------------------------------------
Net sales                                      $144,903    $138,658    $146,719
Cost of sales                                   107,542      97,565     100,407
--------------------------------------------------------------------------------
                                                 37,361      41,093      46,312
--------------------------------------------------------------------------------
Selling, general and administrative
   expenses--Note C                              34,261      35,354      35,354
Provision for royalty and related
   expenses--Note M                               3,500        --          --
Research, development and related expenses        4,963       7,246       5,737
--------------------------------------------------------------------------------
                                                 42,724      42,600      41,091
--------------------------------------------------------------------------------
Income (loss) from operations                    (5,363)     (1,507)      5,221

Other income                                        990       1,016       1,805
Interest expense                                 (2,457)     (2,417)     (1,457)
--------------------------------------------------------------------------------
Income (loss) before income taxes                (6,830)     (2,908)      5,569
Federal and state income taxes--Note H
   Current (credit)                                  61        (569)      1,940
   Deferred (credit)                             (2,500)       (595)       (149)
--------------------------------------------------------------------------------
                                                 (2,439)     (1,164)      1,791
--------------------------------------------------------------------------------
Net income (loss)                               ($4,391)    ($1,744)    $3,778
================================================================================
Earnings (loss) per common and common
   equivalent share--Note I                      ($0.65)     ($0.26)   $   0.56
================================================================================

Weighted average shares outstanding--Note I   6,758,745   6,656,959   6,783,365
================================================================================

Dividends per common share--Note I                $0.08       $0.08       $0.08
================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BEI Electronics, Inc. and Subsidiaries



                                                                Years Ended
                                                   -----------------------------------
                                                   September 30   October 1  October 2
dollars in thousands                                      1995        1994       1993
--------------------------------------------------------------------------------------
Cash flows form operating activities:
Net income (loss)                                     ($ 4,391)   ($ 1,744)   $  3,778
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation                                             5,390       5,449       5,009
Amortization                                             2,795       2,490       2,021
Provision for losses on trade receivables                  145          95          86
Loss on sale of assets                                      86          84          34
Gain on disposition of business--Note A                     --          --        (501)
Credit for deferred income taxes                        (2,500)       (595)       (149)
Changes in operating assets and liabilities, net of
   acquisitions and dispositions:
Trade receivables                                       (1,170)      5,103      (1,434)
Inventories                                              9,234     (10,098)    (13,986)
Progress payments on U.S. Government contracts          29,496      35,480      30,572
Billings related to progress payments                  (31,876)    (28,201)    (22,740)
Other current assets                                       198        (477)       (812)
Trade accounts payable, accrued expenses and other
liabilities                                              4,778      (2,273)      1,309
Federal and state income taxes                             389      (1,803)       (652)
--------------------------------------------------------------------------------------
Net cash provided by operating activities               12,574       3,510       2,535

Cash flows from investing activities:
Proceeds from disposition of business--Note A             --          --         3,500
Purchases of property, plant and equipment              (3,075)     (9,130)     (2,697)
Increase in other assets                                  (100)     (1,217)       (796)
Cash paid for acquisitions--Note A                        --          --        (2,293)
--------------------------------------------------------------------------------------
Net cash used in investing activities                   (3,175)    (10,347)     (2,286)

Cash flows from financing activities:
Borrowings on short-term debt                            6,000       9,500      42,245
Payments on short-term debt                             (6,000)     (9,500)    (55,745)
Proceeds from long-term debt                                --      11,200      16,800
Principal payments on long-term debt and other
liabilities                                             (1,550)     (1,513)     (2,721)
Proceeds from issuance of common stock                     318         641       1,136
Purchase of treasury stock                                (133)       (333)       (345)
Payment of cash dividends                                 (541)       (533)       (523)
--------------------------------------------------------------------------------------
Net cash provided (used) by financing activities        (1,906)      9,462         847
--------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                7,493       2,625       1,096
Cash and cash equivalents at beginning of year           4,197       1,572         476
--------------------------------------------------------------------------------------
Cash and cash equivalents at end of year              $ 11,690    $  4,197    $  1,572
======================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
BEI Electronics, Inc. and Subsidiaries




                                       Additional                           Unearned
                               Common     paid-in   Retained   Treasury   restricted
dollars in thousands            stock     capital    earnings     stock        stock     Total
-----------------------------------------------------------------------------------------------
Balances at October 3, 1992        $9   $ 20,858    $ 45,675   ($10,982)               $55,560
   Net income for 1993                                 3,778                             3,778
   Stock options exercised                   491                                           491
   Employee Stock Purchase Plan
      offering--Note K                       472                                           472
   Restricted Stock Plan--Note J             976                               (803)       173
   Purchase of treasury stock--
      (53,000 shares at $6.50
      average per share)                                           (345)                  (345)
   Cash dividends                                       (523)                             (523)
-----------------------------------------------------------------------------------------------
Balances at October 2, 1993         9     22,797      48,930    (11,327)       (803)     59,606
   Net loss for 1994                                  (1,744)                            (1,744)
   Stock options exercised                   290                                            290
   Employee Stock Purchase Plan
      offering--Note K                       347                                            347
   Restricted Stock Plan--Note J              99                                 97         196
   Purchase of treasury stock--
      (57,100 shares at $5.84
      average per share)                                           (333)                   (333)
   Cash dividends                                       (533)                              (533)
-----------------------------------------------------------------------------------------------
Balances at October 1, 1994         9     23,533      46,653    (11,660)       (706)     57,829
   Net loss for 1995                                  (4,391)                            (4,391)
   Stock options exercised                    65                                             65
   Employee Stock Purchase Plan
      offering--Note K                       254                                            254
   Restricted Stock Plan--Note J             260                                (24)        236
   Purchase of treasury stock--
      (19,500 shares at $6.80
      average per share)                                           (133)                   (133)
   Cash dividends                                       (541)                              (541)
-----------------------------------------------------------------------------------------------
Balances at September 30, 1995     $9    $24,112     $41,721   ($11,793)      ($730)    $53,319
===============================================================================================


See notes to consolidated financial statements.


Notes to Consolidated Financial Statements
BEI Electronics, Inc. and Subsidiaries
September 30, 1995

Note A
Acquisitions and Dispositions

On February 26, 1993, the Company purchased for cash (see Consolidated Statements of Cash Flows) and notes to the seller, all outstanding stock of Zinnanti Surgical Instruments, Inc. ("Zinnanti") headquartered in Chatsworth, CA. Zinnanti is engaged in the marketing of products used to perform minimally invasive surgery. The assets are used to carry on substantially the same business activities. In connection with the acquisition of Zinnanti, the Company acquired assets with a fair value of $9.0 million and assumed liabilities and incurred purchase notes of $6.7 million. If the acquisition had occurred at the beginning of fiscal 1993, the effect on consolidated net sales, net income and net income per share would not have been material. The acquisition was accounted for under the purchase method. Accordingly, the acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition. Operating results are included in the consolidated statement of operations from the acquisition date.

On September 30, 1993, the Company sold for cash the Seaton-Wilson division of the Sensors and Systems segment (see Consolidated Statements of Cash Flows). The pre-tax gain on the disposition of $501,000 ($300,000 after tax) was included in other income in 1993. Seaton-Wilson manufactured and sold pneumatic and hydraulic valves and specialized disconnect systems designed for aerospace and defense applications.

Note B
Summary of Significant Accounting Policies

Fiscal Year: The Company's  fiscal year ends on the Saturday  nearest  September
30. Fiscal years 1995, 1994 and 1993 each contained 52 weeks.

Consolidation: The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk: The Company sells a significant portion of its products directly to the U.S. Government or to U.S. Government prime contractors. The Company's remaining products are sold to commercial customers throughout the United States and in various foreign countries. Substantially all foreign sales are denominated in U.S. dollars. The Company performs ongoing credit evaluations of its commercial customers and generally does not require collateral. The Company maintains reserves for potential credit losses. Historically, such losses have been within the expectations of management.

U.S. Government and Long-Term Contracts: Fixed price contracts are accounted for by the percentage of completion method, with percentage of completion determined primarily by units delivered. Units are considered delivered when accepted by the customer. Sales under cost reimbursement contracts are recognized as costs are incurred and include a proportion of the fees expected to be realized on the contracts. Amounts related to billed retainages, amounts not billed and amounts of uncertain claims are immaterial.

Revenue Recognition: Revenue for products not sold under long term contracts is recognized as units are shipped or as services are provided.

Inventories: Costs incurred under U.S. Government contracts in process are carried at cost less anticipated losses, if any, on the contracts. The U.S. Government has title to, or a security interest in, certain inventories as a result of progress payments on contracts. Other inventories are carried principally at the lower of cost (first-in, first-out method) or market. Provisions for contract costs in excess of inventory are reflected as accrued contract costs in current liabilities.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost. Depreciation and amortization are provided in amounts sufficient to amortize the cost of such assets over their estimated useful lives by the straight-line method for structures and leasehold improvements and by accelerated or straight-line methods for equipment.

Tradenames,   Patents  and  Related  Assets:   Consists  primarily  of  patents,
tradenames and related non-competition agreements acquired in purchase acquisitions. Patents and non-competition agreements are being amortized over their term. Tradenames are amortized over twenty-five years.

Goodwill and Technology Acquired:
Goodwill consists of the excess of cost over fair value of net tangible assets acquired in purchase acquisitions. Goodwill is amortized by the straight-line method over 20 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired.

Technology acquired consists primarily of exclusive rights under a license agreement to make, use and sell products utilizing quartz rate sensing technology. Technology acquired, including capitalized legal fees, is amortized on a straight-line basis over the average remaining life of the underlying patents at the date of acquisition, or the estimated useful life of the technology, whichever is less.

Impairment is determined based on undiscounted future cash flows over the amortization period. If impairment is indicated, the carrying value of goodwill or technology acquired would be reduced by the estimated short-fall in discounted cash flows.

Earnings Per Share: Earnings per share are computed based on the weighted average number of shares of common stock (less treasury stock) outstanding during the year, adjusted to include common stock equivalents attributable to dilutive stock options.

Research and Development Costs: Company-sponsored research and development costs include research and development efforts related to U.S. Government products and services. U.S. Government contractual arrangements limit the amounts of research and development and bid and proposal costs recoverable under U.S. Government contracts. Company-sponsored product development costs are charged to expense when incurred. Customer-sponsored research and development costs incurred pursuant to contracts are accounted for as other contract costs.

Postretirement Benefits: The Company does not provide postretirement benefits other than pensions under a plan. Liabilities for postretirement benefits under individual contracts are recorded over the term of employment.

Financial Instruments: In 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures about Fair Value of Financial Instruments". The Company is required to adopt the Statement in fiscal 1996. Management does not expect adoption of SFAS No. 107 to have a material impact on the consolidated financial statements of the Company.

Impairment of Assets: The Company plans to adopt Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective October 1, 1995. Under SFAS No. 121, impairment losses are recognized when information indicates the carrying amount of long-lived assets, identifiable intangibles and goodwill related to those assets will not be recovered through future operations or sale. Impairment losses for assets to be held or used in operations will be based on the excess of the carrying amount of the asset over the asset's fair value. Assets held for disposal, except for discontinued operations, will be carried at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 will be applied prospectively from the date of adoption and, based on current circumstances, management does not believe the effect of adoption will be material.

Reclassifications: Certain reclassifications have been made to the fiscal 1994 and 1993 financial statements to conform to the fiscal 1995 presentation.

Note C
HYDRA 70 Rocket Contract and Related Contingencies

The principal product of the Company's Defense Systems business segment is the HYDRA 70 (H 70) Rocket produced under a competitively bid fixed price contract. Contract production is conducted in Camden, Arkansas and Euless, Texas. Rockets and components are subjected to various tests and inspections by the U.S. Government. Production is based on "build to print" technical data packages ("TDP") supplied by the U.S. Government for each significant component. Certain production lots of fuzes which are components of some rockets have been determined by the Government not to meet required acceptance test specifications. Management of the Company believes that the fuzes have been manufactured in accordance with Government supplied technical data packages and that any failure to achieve required test specifications is due to the technical data packages. The Company also believes that the fuzes perform in a manner equivalent to fuzes manufactured by the Company and other manufacturers and accepted by the Government in many prior years.

As a result of the above noted conditions, the Company has experienced delays in production and delivery of rockets which contain the subject fuzes. As a result of delays the Company has incurred and may continue to incur additional costs relating to materials, labor and overhead. Based upon the lack of constructive response from the government to date in addressing the TDP issues, the Company has reevaluated the estimated cost to complete the H 70 contract and has recorded a reduction in gross margin on the H 70 contract of $1,468,000 in the fourth quarter of fiscal 1995. The gross margin on the contract for remaining production in 1996 would be less than 2% based on the adjusted cost to complete.

In September 1995, management of the Company reached a decision to exit the rocket manufacturing line of business which makes up a substantial portion of the Company's Defense Systems segment.

The Company's current backlog of rocket contracts will extend into late fiscal 1996. Assets of the rocket business will be disposed of by sale or liquidation. The Company expects that the sale or other disposition of the assets of the rocket line of business will be completed in fiscal 1996. Management believes the net proceeds from the disposition of assets of the rocket line of business will equal or exceed the carrying value of the assets.

As a result of the decision to exit the rocket line of business, the Company will incur costs relating to the closure and abandonment of the leased facility in Camden, Arkansas including employee severance and related benefits, and lease and leasehold costs. The Company will also incur similar costs related to its owned facility in Euless, Texas. The Company has accrued $1,250,000 as exit costs at September 30, 1995 composed of employee severance of $750,000, leasehold abandonment of $250,000 and owned facility costs of $250,000. These costs are included in cost of sales in the consolidated statements of operations.

Sales and cost of sales for the HYDRA 70 rocket system line of business were as follows for the fiscal periods indicated.



(dollars in thousands)            1995               1994                1993
--------------------------------------------------------------------------------
Sales                           $38,517            $38,292             $42,253
Cost of Sales                    39,979             36,251              32,852
--------------------------------------------------------------------------------

Non-H 70 sales in the Defense Systems segment include sales under a cost-plus fee advanced rocket development contract which has no further funding in 1996. Sales under this contract were $2,893,000, $5,021,000 and $4,640,000 for fiscal 1995, 1994 and 1993 respectively.

Sales for other non-H 70 products (rocket control systems) in the Defense Systems segment were $4,171,000, $4,306,000 and $3,231,000 for fiscal 1995, 1994 and 1993, respectively.

In October 1995, the Company's Defense Systems subsidiary received notification from the Procuring Contracting Officer for the HYDRA 70 Rocket Systems Contract that the Government considered Defense Systems' "failure to maintain satisfactory fuze production along with projected manufacturing cost overrun conditions endangering performance of the subject contract." The notice further advised that the Government may terminate the contract for default unless evidence was provided showing that this condition could be cured.

Counsel for Defense Systems responded to the notification in early November 1995. The response set forth Defense Systems' position that termination for default is not an appropriate Government option due to Defense Systems' compliance with the contract and the Government's responsibility for fuze technical difficulties, as a result of defective technical data provided to Defense Systems.

Defense Systems had previously filed, in August 1995, a claim against the Government relative to the fuze technical data problems experienced on previous contracts. The amount of the claim was approximately $5 million. Defense Systems also believes it has rights for additional claims against the Government arising out of the current H 70 contract. Due to the uncertainties inherent in the formal claims process, the Company has not recorded any recoveries for the aforementioned claims in the accompanying financial statements.

In the event that the Government goes forward with a termination for default, the Company will contest such termination for the purpose of converting it to a termination for convenience by the Government.

As of October 31, 1995, the amount of unliquidated progress payments relative to the subject contract was $17 million. If, contrary to the belief of management of the Company and Defense Systems, a termination for default were to be instituted by the Government and upheld, Defense Systems could be required to refund unliquidated progress payments and fund the cost of completion of the contract by another supplier. Such a result would have a material adverse impact on the Company.

Management of the Company and of Defense Systems, after consultation with legal counsel specializing in government procurement law, is of the opinion that the final resolution of the issues which gave rise to the Government's notice as to possible termination for default will not have a material adverse effect on the financial condition or results of operations of the Company.

During a vendor survey conducted by BEI Defense Systems Company in the first quarter of fiscal 1994, a component used in the H 70 rocket motor was identified as being produced by a process that differed from the one that the vendor had certified. Subsequent to the survey and BEI's evaluation of alternative acceptable processes, BEI's customer, the U.S. Government, was notified of the potentially non-conforming material. The customer, as required by applicable contract provisions, notified Justice Department and Defense Department investigators. Management also conducted an internal investigation to determine the facts and appropriateness of follow-up actions. Due to these investigations, delivery of certain completed rockets motors was delayed beginning in late December 1993. Subsequently, the customer agreed to accept the completed but undelivered rocket motors and the Company agreed to replace the affected parts under warranty. During the fourth quarter of fiscal 1994, the Company began rework under warranty and substantial deliveries of rocket motors were completed prior to the end of fiscal 1994. The Company provided for the cost of warranty replacement of the affected parts in all undelivered rocket motors in 1994. This rework effort was completed in fiscal 1995.

For previously delivered rocket motors, the customer conducted extensive tests on the potentially non-conforming part to determine whether required levels of performance and reliability are achieved by the affected part. The tests were completed in fiscal 1995 and a determination was made that the performance and reliability of the affected part was satisfactory and that no further rework was required. The outcome of the Justice Department portion of the investigation is not presently determinable; however, management believes, after consultation with legal counsel, that the outcome of this matter will not have a material impact on the financial position or results of operations of the Company.

Note D
Inventories
(dollars in thousands)                                                                    1995                    1994
-----------------------------------------------------------------------------------------------------------------------
Finished products                                                                       $1,607                  $2,515
Work in process                                                                          6,085                   5,570
Materials                                                                                9,991                   9,047
Costs incurred under long-term contracts,
  including U.S. Government contracts                                                   26,269                  36,054
Unliquidated progress payments                                                         (17,621)                (20,001)
-----------------------------------------------------------------------------------------------------------------------
                                                                                        26,331                  33,185
Inventories included in current assets
of H 70 Rocket line of business, net of progress payments of $17,621                     5,849                      --
-----------------------------------------------------------------------------------------------------------------------
Net inventories                                                                        $20,482                 $33,185
=======================================================================================================================

Note E
Bank Credit Agreements

At September 30, 1995 and October 1, 1994, the Company had a $15 million unsecured credit line with a bank. There were no borrowings under the line at these dates. Based on the borrowing capacity limitations contained in the Senior Notes described in Note G, approximately $3.8 million could be borrowed under the credit line at September 30, 1995. Interest on borrowings is based upon either the Prime Commercial Lending Rate of Canadian Imperial Bank of Commerce ("CIBC") or the rate which would be offered by CIBC to prime banks in the interbank Eurodollar market depending on the term of borrowing.

Under the line of credit, the bank will also issue standby letters of credit. At September 30, 1995, $3.7 million was available to fund letters of credit issued on behalf of the Company. There were two undrawn letters of credit outstanding under this facility totaling $0.1 million at September 30, 1995 of which one will expire no later than October 31, 1995 and one will expire no later than February 23, 1996.

The credit agreement, which expires in June 1996 if not extended or renewed by the lender, has covenants concerning certain financial ratios and minimum balances of net worth. At September 30, 1995, the Company was in compliance with these covenants.

Note F
Accrued Expenses and Other Liabilities
(dollars in thousands)                                                                    1995                    1994
-----------------------------------------------------------------------------------------------------------------------
Employee compensation                                                                   $2,082                  $1,948
Commissions                                                                                649                     496
Vacation                                                                                 2,176                   2,127
Payroll and other taxes                                                                    404                     450
Contract costs                                                                           1,348                     516
Customer advances                                                                          514                     972
Royalties and related costs                                                              4,066                     164
Other                                                                                    7,668                   5,278
-----------------------------------------------------------------------------------------------------------------------
                                                                                        18,907                  11,951
Accrued expenses included in current liabilities of H 70 Rocket line of
business                                                                                 2,305                      --
-----------------------------------------------------------------------------------------------------------------------
Accrued Expenses and Other Liabilities                                                 $16,602                 $11,951
=======================================================================================================================

Note G
Long-Term Debt
(dollars in thousands)                                                                    1995                    1994
-----------------------------------------------------------------------------------------------------------------------
6.73% Series A Senior Notes; due in annual installments of $3,360
from October 1, 1996 through October 1, 2000                                           $16,800                 $16,800

6.73% Series B Senior Notes; due in annual installments of $2,240
from November 15, 1996 through November 15, 2000                                        11,200                  11,200

Mortgage note payable with interest at 7.96%; due in monthly installments of $14
until  1998  when  the  remaining  balance  of  approximately   $1,700  is  due;
collateralized by property with a book
value of approximately $1,820 at September 30, 1995                                      1,785                   1,807

Note payable to related parties with interest at 5.0%; paid in 1995                         --                     500

Note payable to the previous owner of Zinnanti Surgical Instruments,
Inc. with interest at 5.0%; payable in monthly installments through
1998                                                                                       380                     488

Note  payable to a related  party with  interest at the lesser of 1.0% below the
Bank of America reference rate or 8.0%; due in annual
installments of $60 plus interest through 1998                                             180                     240

Capitalized equipment lease obligations                                                     71                     208
-----------------------------------------------------------------------------------------------------------------------
                                                                                        30,416                  31,243
Less current portion                                                                      (259)                   (822)
-----------------------------------------------------------------------------------------------------------------------
                                                                                       $30,157                 $30,421
=======================================================================================================================

Annual maturities of long-term debt, excluding capitalized equipment lease obligations (see Note I), are as follows: fiscal 1996--$188,000; 1997--$5,804,000; 1998--$9,174,000; 1999--$7,339,000; 2000--$5,600,000;
thereafter -- $2,240,000.

Interest of approximately $2,413,000, $2,423,000 and $1,359,000 was paid during fiscal 1995, 1994 and 1993, respectively.

The Senior Note Agreement contains covenants concerning certain financial ratios, dividend payments and minimum balances of net worth. At September 30, 1995, the Company was not in compliance with a covenant which requires a specified fixed charges coverage ratio. The Senior Note holders waived the requirements of this covenant as of September 30, 1995.


Note H
Income Taxes

The Company files a consolidated federal income tax return which includes all its eligible subsidiaries. In accordance with the tax allocation arrangement between the Company and its subsidiaries, income taxes are allocated generally as if the Company and its subsidiaries filed separate U.S. and state income tax returns.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilites for financial reporting purposes and amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets as of September 30, 1995 and October 1, 1994 are as follows (in thousands):

                                                        1995           1994
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation and property basis difference          $2,422           $2,462
  Amortization of intangibles                            179              283
  Prepaid expenses                                       358              495
  Accrued expenses                                       379              392
  Other                                                  546              284
--------------------------------------------------------------------------------
    Total deferred tax liabilities                     3,884            3,916
Deferred tax assets
  Accrued expenses                                     2,604            1,407
  Inventory valuation                                  1,254              749
  Contract reserves                                      565               64
  State net operating loss carryovers                  1,223              905
  Other                                                1,678            1,114
--------------------------------------------------------------------------------
    Total deferred tax assets                          7,324            4,239
Valuation allowance for deferred tax assets            1,220              603
--------------------------------------------------------------------------------
    Total deferred tax assets                          6,104            3,636
--------------------------------------------------------------------------------
    Net deferred tax (assets) liabilities            ($2,220)            $280
================================================================================

The valuation allowance for deferred tax assets increased by a net $617,000 during the year ended September 30, 1995. The valuation allowance was increased for the uncertainty of realization of net operating losses of subsidiaries in certain states, and decreased as a result of net operating losses in other states becoming more likely of realization. State net operating loss carryovers expire generally in five to seven years.

Significant components of the provision for income taxes are as follows:

                                                  1995               1994                1993
-----------------------------------------------------------------------------------------------
Current (credit)
     Federal                                      (148)              (835)               1,684
     State                                          87                266                  256
-----------------------------------------------------------------------------------------------
     Total Current                                  61               (569)               1,940

Deferred (credit)

     Federal                                    (2,199)               (95)                (107)
     State                                        (301)              (500)                 (42)
 -----------------------------------------------------------------------------------------------
     Total Deferred                             (2,500)              (595)                (149)
------------------------------------------------------------------------------------------------
 Total income tax expense (benefits)           ($2,439)           ($1,164)              $1,791
================================================================================================

A  reconciliation  of the  statutory  federal  income tax rate to the  Company's effective rate is presented below.
-------------------------------------------------------------------------------------------------------------------------
Income tax (credit) at the statutory rate of 34%                          ($2,322)             $(989)             $1,893
Federal income tax effect of state income taxes                               132                 80                 (73)
Goodwill amortization                                                         100                 92                  92
Adoption of FAS 109                                                            --                 --                (200)
Other                                                                          39               (113)               (135)
-------------------------------------------------------------------------------------------------------------------------
  Federal income taxes (credit)                                            (2,051)              (930)              1,577
  State income taxes (credit)                                                (388)              (234)                214
-------------------------------------------------------------------------------------------------------------------------
    Provision(credit) for income taxes                                    ($2,439)           ($1,164)             $1,791
=========================================================================================================================

The 1994 tax provision includes a benefit of approximately $130,000 for the favorable resolution of completed Internal Revenue Service examinations of 1990 and 1991.

Income taxes of approximately $1,420,000, $1,601,000, and $2,781,000, were paid during fiscal 1995, 1994 and 1993 respectively. Refunds of approximately $1,400,000 were received in fiscal 1995.

Note I
Stockholders' Equity

The preferred stock may be issued from time to time in one or more series. The Board of Directors of the Company is authorized to establish from time to time the number of shares to be included in each series, and to designate the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences.

During fiscal 1992 and 1990 respectively, the Board of Directors of the Company authorized the purchase from time to time in open market transactions of up to 300,000 and 500,000 additional shares of common stock. As of September 30, 1995, 784,424 shares had been repurchased at a cost of $5,510,000. These shares are included as treasury stock at September 30, 1995.

Note J
Stock Option and Restricted Stock Plans

In 1982, the Company's stockholders voted to adopt an incentive stock option plan. The plan provided for option prices based on the fair market value of the stock on the date the option is granted. The Incentive Stock Option Plan of 1982 terminated December 15, 1991; no further shares can be granted and the options outstanding at September 30, 1995 will expire if not exercised by 1998.

Transactions  relating to the Incentive Stock Option Plan of 1982 are summarized as follows:
                                                        Number of shares         Price per share
-------------------------------------------------------------------------------------------------
Options outstanding at October 3, 1992                            40,000           $2.88 - $3.75
Exercised                                                         (4,000)                  $2.88
-------------------------------------------------------------------------------------------------
Options outstanding at October 2, 1993                            36,000           $3.13 - $3.75
Exercised                                                         (8,000)                  $3.13
-------------------------------------------------------------------------------------------------
Options outstanding at October 1, 1994                            28,000                   $3.75
Exercised                                                            --
-------------------------------------------------------------------------------------------------
Options outstanding at September 30, 1995                         28,000                   $3.75
=================================================================================================

In November 1987, the Company's stockholders voted to adopt an additional incentive stock option plan and a supplemental (nonqualified) stock option plan. The incentive stock option plan provides for option prices based on the fair market value of the stock on the date the option is granted, as determined by the Board of Directors. The supplemental stock option plan requires that the exercise price of each option shall not be less than 50% of the fair market value on the date the option is granted. Under both plans the options are generally exercisable in three approximately equal installments commencing one year from the date of grant with accumulation privileges.

Shares issued pursuant to options granted under these two plans shall not exceed 1,250,000 in the aggregate.

Transactions  relating to the Incentive and  Supplemental  Stock Option Plans of
1987 are summarized as follows:
                                                                              Number of shares         Price per share
-----------------------------------------------------------------------------------------------------------------------
Options outstanding at October 3, 1992                                                 889,972           $2.88 - $9.13
Granted                                                                                 74,365           $6.38 - $7.75
Exercised                                                                             (108,505)          $2.88 - $4.38
Terminated                                                                             (35,505)          $2.88 - $9.13
-----------------------------------------------------------------------------------------------------------------------
Options outstanding at October 2, 1993                                                 820,327           $2.88 - $9.13
Granted                                                                                  3,000                   $6.13
Exercised                                                                              (26,121)          $2.88 - $7.25
Terminated                                                                            (129,741)          $3.75 - $9.13
-----------------------------------------------------------------------------------------------------------------------
Options outstanding at October 1, 1994                                                 667,465           $2.88 - $9.13
Granted                                                                                 31,000                   $5.00
Exercised                                                                              (16,814)          $2.88 - $4.38
Terminated                                                                             (71,256)          $4.38 - $9.13
-----------------------------------------------------------------------------------------------------------------------
Options outstanding at September 30, 1995                                              610,395           $2.88 - $9.13
=======================================================================================================================

As of September 30, 1995, options for 551,668 shares were exercisable and 344,975 shares were available for stock option grants under the 1987 plans.

In February 1992, the Company's Board of Directors approved the 1992 Restricted Stock Plan, ratified by the Company's shareholders in February, 1993, and authorized up to 350,000 shares to be issued to certain key individuals subject to forfeiture if employment terminated prior to the end of prescribed periods. The effective date of the plan was January 1, 1992. As of September 30, 1995, 244,926 shares had been granted and of these 212,139 shares are outstanding. Of the outstanding shares 58,252 have fully vested. There are 137,861 shares reserved for issue. The market value at the date of grant of shares awarded under the plan is recorded as unearned restricted stock. The market value of shares granted is amortized to compensation expense over the periods of vesting. Compensation expense of $236,000, $196,000 and $181,000 was recorded in fiscal 1995, 1994 and 1993, respectively.

Note K
Employee Benefit Plans

The Company has a defined contribution retirement plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax deductible contributions to the plan. The plan provides for a minimum annual employer contribution of 1% of total employee compensation and an employer matching contribution equal to 25% of the participant's contribution to the plan up to a maximum employer matching contribution of 1% of compensation. Additional contributions are at the discretion of the Board of Directors. The Company's contributions to the plan for fiscal 1995, 1994 and 1993 were approximately $736,000, $777,000, and $847,000, respectively.

The Company also has an employee stock purchase plan. The purchase plan qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code. Under the purchase plan, the Board of Directors may authorize the participation by employees (excluding certain highly compensated employees) in offerings of its common stock. Under the purchase plan, employees may have up to 10% of their salary withheld to be used to purchase shares of common stock at a price equal to not less than 85% of the fair market value of the stock at specified applicable dates. As of September 30, 1995, 421,275 shares have been issued and 178,725 shares were reserved for purchase over the ten year life of the purchase plan.

Note L
Leases and Commitments

Total rental expense attributable to property, plant and equipment amounted to approximately $2,436,000, $3,082,000, and $3,984,000 for fiscal 1995, 1994 and
1993 respectively.

The future minimum payments for capital and operating leases consisted of the following at September 30, 1995:

(dollars in thousands)                                                      Capital leases            Operating leases
-----------------------------------------------------------------------------------------------------------------------
1996                                                                                   $72                      $2,031
1997                                                                                    --                       1,868
1998                                                                                    --                       1,436
1999                                                                                    --                         799
2000                                                                                    --                         372
Thereafter                                                                              --                       1,860
-----------------------------------------------------------------------------------------------------------------------
Total minimum lease payments                                                           $72                      $8,366

Amounts representing interest                                                            1
-----------------------------------------------------------------------------------------------------------------------
Present value of net minimum lease payments                                            $71
=======================================================================================================================

Assets recorded under capital leases consists of:

(dollars in thousands)                                                                1995                        1994
-----------------------------------------------------------------------------------------------------------------------
Equipment                                                                             $564                        $564
Less accumulated amortization                                                         (468)                       (334)
-----------------------------------------------------------------------------------------------------------------------
                                                                                       $96                        $230
=======================================================================================================================

Lease amortization is included in depreciation and amortization of property, plant and equipment.

Operating leases consist principally of leases for structures and land. Certain of the operating leases contain various options for renewal and/or purchase of the related assets for amounts approximating their fair market value at the date of exercise of the option.

Note M
Contingencies and Litigation

BEI Systron Donner Company vs. General Precision Industries, Inc. et al.
------------------------------------------------------------------------

In connection with the acquisition of assets from Systron Donner Corporation during fiscal 1990, a subsidiary of the Company assumed an obligation to pay former shareholders of General Precision Industries ("GPI") $4.3 million if certain levels of confirmed orders and shipments are achieved for products developed using technology acquired from GPI in 1986 under a license agreement which expires in 2003. The technology acquired was assigned a value of $5.6 million for the purchase price allocation for the acquisition.

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

The Company asked the arbitration panel to rule that the amounts of the royalties paid by the Company had been properly determined by the Company, that the original license agreement should be reformed to reduce the royalties due on future sales as a result of failure by the Licensor to disclose certain matters which significantly impacted the Company's timely ability to employ the licensed patent on production units and that the license was not subject to termination.

The arbitration process is ongoing. The arbitration panel bifurcated the issues in the arbitration, and issued an interim ruling in February 1995. In that interim ruling, which will become final at the close of the arbitration, the Panel concluded that the license agreement was not subject to termination, that non-recurring engineering revenues were not royalty-bearing, and that $1 million of the $4.3 million discussed above is due only if certain conditions are met in the future. The Panel also concluded that the Company is entitled to ownership of an accelerometer patent that the former Shareholders developed. Further, in September 1995, the panel ruled that certain development costs incurred by the Company could not be used to offset accrued royalties. As a result, in September 1995, the Company accrued $3.5 million for royalties and related costs based on its understanding of the amounts due under the panel's September ruling. The estimate of royalties and related amounts due under the license agreement are based on the Company's proposal to the panel and are significantly less than amounts proposed by the licensor. Under the panel's February ruling, $3.3 million of the $4.3 million became due. This amount, which is considered part of the original acquisition cost of the technology, was accrued in February 1995, paid in October 1995, and is being amortized over the remaining term of the license.

The second phase of the arbitration continues with final arguments scheduled in December 1995. This phase involves the final determination of royalty amounts due for unit sales of product using the acquired technology and other matters including the parties' respective claims for attorneys' fees. In the event that the arbitration panel rules that the Company's liability is more or less than the $3.5 million accrued, an adjustment to the September 30, 1995 estimate will be required. While the final outcome of this matter cannot be determined with certainty, management believes, taking all factors into account and after consultation with legal counsel, that this matter will not result in a material adverse impact on the financial position of the Company.

State of California  Department of Toxic  Substances  Control vs. Southland Oil,
--------------------------------------------------------------------------------
Inc. et al.
-----------

In October 1993, the State of California filed a first amended complaint against a division of the company and fifty-two other defendants. The complaint seeks recovery of response costs incurred by the State at a waste oil recycling facility in Commerce, California (the "Site"). The litigation with the State was recently settled in principle, requiring a dismissal of the action following the payment by defendants to the State of $2.6 million to settle all past and future response costs at the Site (as well as all other alleged damages). The defendants believe that there are additional parties that should be liable for the settlement amount, and some of the defendants (including the Company) have filed a third party claim against these other parties. There has not yet been an allocation of the $2.6 million settlement amount either among the defendants or between the defendants and the third party defendants. Recent formulas that have been proposed for settlement and that have been discussed by the defendants and the third party defendants would result in the Company's share of the settlement amount being set at less than $20,000. While the outcome of this matter cannot be determined with certainty, management believes, after consultation with legal counsel, that the ultimate resolution will not have a material adverse impact on the financial position of the Company.

CooperSurgical, Inc. vs. BEI Medical Systems Company, Inc. et al.
-----------------------------------------------------------------

In October 1993, CooperSurgical, Inc. a subsidiary of the Cooper Companies filed a claim for unspecified damages alleging unfair competition due to actions by BEI Medical Systems and its president Richard Turner, a former employee of the Cooper Companies, and others. On May 16, 1994, the Chancery Division for the Superior Court of New Jersey granted a partial summary judgment in favor of the plaintiff and issued an injunction against the defendants restraining them from selling certain products until June 20, 1996. In September 1994, BEI Medical Systems filed a motion to vacate the May 16, 1994 order. On November 28, 1994, the Court vacated the restraint order.

Management has vigorously defended its rights in this action and believes after discussion with legal counsel that the CooperSurgical claims are exaggerated. Expert witnesses for BEI have prepared a formal response to the CooperSurgical damage claims which was submitted in February 1995. BEI's experts stated that if CooperSurgical were entitled to damages, those damages would total less than $100,000, and would be more than offset by BEI Medical Systems' counterclaim against CooperSurgical. Discovery has been completed. The trial which was originally scheduled to begin in November will be reset for 1996. While the outcome of this matter cannot be determined at this time, management believes, taking known factors into account and after consultation with legal counsel, that this matter will not result in a material adverse impact on the financial position of the Company.

Other
-----

The Company has pending various legal actions arising in the normal course of business. Management believes that none of these legal actions will have a material impact on the Company's operating results or financial condition.

Note N
Business Segment Data

The Company operates principally in three business segments, the Sensors and Systems segment, the Defense Systems segment and the Medical Systems segment. The Sensors and Systems segment includes precision sensors, control devices and systems used in a wide variety of equipment and machinery for aerospace, industrial, automotive and medical applications requiring high accuracy and reliability. These products are produced by BEI Sensors and Systems Company. The Defense Systems segment produces primarily rocket motors, combat and training warheads, special ordnance components and rocket control systems. See Note C regarding the Company's decision to exit the rocket manufacturing line of business. These systems are produced by BEI Defense Systems Company. The Medical Systems segment consists primarily of electrosurgical units and instruments used in minimally invasive surgery and procedures. These products are either manufactured by BEI Medical Systems Company or purchased from the manufacturer and marketed by BEI Medical Systems Company.

Intersegment sales are not significant. Identifiable assets by business segment include both assets directly identified with those operations and an allocable share of jointly used assets. General corporate assets consist primarily of cash.

The following information reflects business segment data:
(dollars in thousands)                                                       1995               1994                1993
-------------------------------------------------------------------------------------------------------------------------
Net sales

Sensors and Systems                                                       $90,475            $82,361             $89,391
Defense Systems                                                            45,581             47,619              50,124
Medical Systems                                                             8,847              8,678               7,204
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                                $144,903           $138,658            $146,719
=========================================================================================================================
Operating profit (loss)

Sensors and Systems                                                         4,729              8,557               7,232
Defense Systems                                                            (2,358)              (210)              5,760
Medical Systems                                                            (3,068)            (3,710)             (1,920)
-------------------------------------------------------------------------------------------------------------------------
(Loss) income from operations                                               ($697)            $4,637             $11,072
=========================================================================================================================
Corporate expenses                                                         (4,666)            (6,144)             (5,851)
Other income                                                                  990              1,016               1,805
Interest expense                                                           (2,457)            (2,417)             (1,457)
-------------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes                                         ($6,830)           ($2,908)             $5,569
=========================================================================================================================
Identifiable assets

Sensors and Systems                                                        74,028             68,199              60,476
Defense Systems                                                            18,198             28,790              31,399
Medical Systems                                                            12,944             14,854              15,631
General corporate assets                                                    8,568                589               1,022
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                             $113,738           $112,432            $108,528
=========================================================================================================================
Depreciation and amortization expense

Sensors and Systems                                                         5,850              5,462               5,027
Defense Systems                                                               894              1,127               1,089
Medical Systems                                                             1,441              1,350                 914
-------------------------------------------------------------------------------------------------------------------------
                                                                           $8,185             $7,939              $7,030
=========================================================================================================================
Capital expenditures for property plant and equipment

Sensors and Systems                                                         2,635              8,080               1,756
Defense Systems                                                                51                830                 727
Medical Systems                                                               389                220                 214
-------------------------------------------------------------------------------------------------------------------------
                                                                           $3,075             $9,130              $2,697
=========================================================================================================================

Net sales to customers in foreign countries amounted to $11,961,000, $10,436,000, and $8,057,000 in fiscal 1995, 1994 and 1993, respectively. In fiscal 1995, 1994 and 1993, foreign sales did not exceed 10% of consolidated net sales in any individual geographic area.

Net sales to the U.S. Government for the Sensors and Systems segment's products amounted to $28,930,000, $32,718,000, and $42,374,000 in fiscal 1995, 1994 and
1993, respectively. Net sales to the U.S. Government for the Defense Systems segment's products amounted to $44,012,000, $46,043,000, and $49,122,000 in fiscal 1995, 1994 and 1993, respectively.

Note O
Quarterly Results of Operations (Unaudited)

The tables below present unaudited  quarterly  financial  information for fiscal
1995 and 1994:

(dollars in thousands except per share amounts)
-------------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended
-------------------------------------------------------------------------------------------------------------------------
                                                     Dec 31,            Apr 1,             Jul 1,            Sep 30,
                                                       1994              1995               1995               1995
-------------------------------------------------------------------------------------------------------------------------
Net sales                                            $36,698           $36,531            $36,634            $35,040
Gross profit                                           9,912             8,690             10,858              7,901
Net income(loss)                                        (445)             (402)               403             (3,947)(1)
Earnings(loss) per common share                        (0.07)            (0.06)              0.06              (0.58)

-------------------------------------------------------------------------------------------------------------------------
                                                      Jan 1,            Apr 2,             Jul 2,             Oct 1,
                                                       1994              1994               1994               1994
-------------------------------------------------------------------------------------------------------------------------
Net sales                                            $29,414           $28,288            $41,699            $39,257
Gross profit                                           8,987             9,110             11,390             11,606
Net income(loss)                                       (923)            (1,121)               177                123
Earnings(loss) per common share                       (0.14)            (0.17)               0.03               0.02
-------------------------------------------------------------------------------------------------------------------------

(1) Net loss for the fourth quarter of fiscal 1995 includes after tax charges of $2.1 million related to the GPI arbitration (see Note M to Consolidated Financial Statements) and $750,000 related to the Company's decision to exit the rocket manufacturing line of business and $910,000 related to an adjustment for the estimated cost to complete the H-70 contract (see Note C to Consolidated Financial Statements).

The Board of Directors and Shareholders
BEI Electronics, Inc.

We have audited the accompanying consolidated balance sheets of BEI Electronics, Inc. and subsidiaries as of September 30, 1995 and October 1, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BEI Electronics, Inc. and subsidiaries at September 30, 1995 and October 1, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.



Ernst & Young LLP
San Francisco, California
November 3, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.


                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Certain information with respect to directors and executive officers is set forth in Part I of this Report. Additional information required by this Item is incorporated herein by reference to the section entitled "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" related to the Company's 1996 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission (the "Definitive Proxy Statement").


ITEM 11.          EXECUTIVE COMPENSATION

                  The information required by this Item is incorporated herein by reference to the sections entitled "Executive Compensation" and "Certain Transactions" of the Company's Definitive Proxy Statement.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Definitive Proxy Statement.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by this Item is incorporated herein by reference to the sections entitled "Certain Transactions" and "Compensation Committee Interlocks and Insider Particpation" of the Definitive Proxy Statement.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-K.
                                                                                                                 Form 10-K
                                                                                                                Page Number

(a)(1)      Index to Consolidated Financial Statements.


            The following Consolidated Financial Statements of BEI Electronics, Inc. and its
            subsidiaries are filed as part of this Form 10-K:

            Report of Ernst & Young LLP, Independent Auditors                                                       46

            Consolidated Balance Sheets -
               September 30, 1995 and October 1, 1994                                                               26

            Consolidated Statements of Operations -
              Years ended September 30, 1995, October 1, 1994
              and October 2, 1993                                                                                   28

            Consolidated Statements of Cash Flows -
               Years ended September 30, 1995, October 1, 1994
              and October 2, 1993                                                                                   29

            Consolidated Statements of Stockholders' Equity -
               Years ended September 30, 1995, October 1, 1994
              and October 2, 1993                                                                                   30

            Notes to Consolidated Financial Statements -
              September 30, 1995                                                                                    31

(a)(2)      Index to Financial Statement Schedule.


            The following Consolidated Financial Statement Schedule of BEI Electronics, Inc. and
            its subsidiaries for each of the years ended September 30, 1995, October 1, 1994 and
            October 2, 1993 is filed as part of this Form 10-K:

            Schedule II                            Valuation and Qualifying Accounts                               S-1

                                                   Report of Ernst & Young LLP, Independent Auditors               S-2
                                                   as to Schedule

                                                   Consent of Ernst & Young LLP, Independent Auditors              S-3

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a)(3)      Listing of Exhibits

            Exhibit Numbers                        Description
            ---------------                        -----------
                  3.1                    Restated Certificate of Incorporation                                   (i)

                  3.2                    Amended by-laws of the Company as of  May 25,                         (xii)
                                         1995

                  4.1                    Reference is made to exhibits 3.1, 3.2, 10.14, 10.17
                                         and 10.19

                 10.1  *                 Registrant's 1982 Incentive Stock Option Plan, as                     (iii)
                                         amended and standard option grant form used in
                                         connection with the plan.

                 10.2  *                 Registrant's 1987 Incentive Stock Option Plan, as                     (iii)
                                         amended and standard option grant form used in
                                         connection with the plan

                 10.3  *                 Additional standard option grant form used in                          (ii)
                                         connection with Registrant's 1987 Incentive Stock
                                         Option Plan, as amended

                 10.4  *                 Registrant's 1987 Supplemental Stock Option Plan, as                    (v)
                                         amended November 12, 1990, and standard option
                                         grant form used in connection with the plan

                 10.5  *                 Option grant forms used in connection with options                      (i)
                                         granted to certain employees on May 1, 1989

                 10.6  *                 Description of Management Incentive Bonus Plan                          (i)

                 10.7  *                 Consulting Agreement, dated July 3, 1990, between                      (iv)
                                         BEI Electronics, Inc. and George S. Brown

                 10.8  *                 Extension to Consulting Agreement, effective June 30,                (viii)
                                         1993, between BEI Electronics, Inc. and George S.
                                         Brown

                 10.9  *                 Registrant's 1992 Restricted Stock Plan and standard                   (vi)
                                         form of restricted stock agreement used in connection
                                         with the plan

                10.10                    HYDRA 70 Rocket Systems Contract, dated April 20,                     (vii)
                                         1992

                10.11                    Credit Agreement, dated June 1, 1993, between BEI                    (viii)
                                         Electronics, Inc., Defense Systems Company, Inc.,
                                         Motion Systems Company, Inc., New SD, Inc., BEI
                                         Medical Systems Company, Inc. and Canadian
                                         Imperial Bank of Commerce

                10.12  *                 Personal Service Contract, dated June 14, 1993,                      (viii)
                                         between BEI Electronics, Inc. and William G.
                                         Howard, Jr.

                10.13                    First Amendment to Credit Agreement, dated                             (ix)
                                         September 23, 1993, between  BEI Electronics, Inc.,
                                         Defense Systems Company, Inc., Motion Systems
                                         Company, Inc., New SD, Inc., BEI Medical Systems
                                         Company, Inc. and Canadian Imperial Bank of
                                         Commerce

                10.14                    Note Agreement, dated August 15, 1993, between                         (ix)
                                         BEI Electronics, Inc. and Principal Mutual Life
                                         Insurance Company, Principal National Life Insurance
                                         Company, Berkshire Life Insurance Company and
                                         TMG Life Insurance Company

                10.15  *                 1989 Employee Stock Purchase Plan, adopted June 1,                     (ix)
                                         1989, as Amended through November 18, 1993

                10.16                    Second Amendment to Credit Agreement, dated April                       (x)
                                         1, 1994, between BEI Electronics, Inc., Defense
                                         Systems Company, Inc., Motion Systems Company,
                                         Inc., New SD Inc., BEI Medical Systems Company,
                                         Inc. and Canadian Imperial Bank of Commerce

                10.17                    First Amendment to Note Agreement, dated April 1,                       (x)
                                         1994, between BEI Electronics, Inc. and Principal
                                         Mutual Life Insurance Company, Principal National
                                         Life Insurance Company, Berkshire Life Insurance
                                         Company and  TMG Life Insurance Company

                10.18                    Third Amendment to Credit Agreement, dated                                (xi)
                                         September 30, 1994, between BEI Electronics, Inc.,
                                         Defense Systems Company, Inc., BEI Sensors &
                                         Systems Company, Inc., BEI Medical Systems
                                         Company, Inc. and Canadian Imperial Bank of
                                         Commerce

                10.19                    Second Amendment to Note Agreement, dated                                 (xi)
                                         September 30, 1994, between BEI Electronics, Inc.
                                         and Principal Mutual Life Insurance Company,
                                         Principal National Life Insurance Company, Berkshire
                                         Life Insurance Company and  TMG Life Insurance
                                         Company

                10.20                    Fourth Amendment to Credit Agreement, dated June                          (xii)
                                         1, 1995, between BEI Electronics, Inc., BEI Sensors
                                         & Systems Company, Inc., Defense Systems
                                         Company, Inc., BEI Medical Systems Company, Inc.
                                         and Canadian Imperial Bank of Commerce

                10.21  *                 Consulting Agreement, dated September 30, 1995,
                                         between BEI Electronics, Inc. and Peter G. Paraskos                         57

                11.1                     Statement regarding computation of per share
                                         earnings                                                                    60

                21.1                     Subsidiaries of the Registrant                                              61

                23.1                     Consent of Ernst & Young LLP, Independent Auditors
                                         (Reference is made to page S-3)                                             55

                24.1                     Power of Attorney  (Reference is made to the
                                         Signature Page)                                                             51

                27.1                     Financial Data Schedule                                                     62

         * Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of regulation S-K.

       (i) Incorporated by reference. Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-29032).

      (ii) Incorporated by reference. Previously filed as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form
            S-1 (File No. 33-29032).

     (iii) Incorporated by reference. Previously filed as an exhibit to the Registrant's Report on Form 10-Q, dated December 30, 1989.

      (iv) Incorporated by reference. Previously filed as an exhibit to the Registrant's Report on Form 10-Q, dated June 30, 1990.

       (v) Incorporated by reference. Previously filed as an exhibit to the Registrant's Report on Form 10-K, dated September 29, 1990.

      (vi) Incorporated by reference. Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 33-46766).

     (vii) Incorporated by reference. Previously filed as an exhibit to the Registrant's Report on Form 10-K, dated October 3, 1992.

    (viii) Incorporated by reference. Previously filed as an exhibit to the Registrant's Report on Form 10-Q, dated July 3, 1993.

      (ix) Incorporated by reference. Previously filed as an exhibit to the Registrant's Report on Form 10-K, dated October 2, 1993.

       (x) Incorporated by reference. Previously filed as an exhibit to the Registrant's Report on Form 10-Q, dated April 2, 1994.

      (xi) Incorporated by reference. Previously filed as an exhibit to the Registrant's Report on Form 10-K, dated October 1, 1994.

     (xii) Incorporated by reference. Previously filed as an exhibit to the Registrant's Report on Form 10-Q, dated July 1, 1995.

(b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Francisco, County of San Francisco, State of California, on December 21, 1995.








                                 By: /s/ Robert R. Corr
                                     -------------------------------
                                     Robert R. Corr
                                     Secretary, Treasurer and Controller
                                     (Principal Accounting Officer)
                                     BEI ELECTRONICS, INC.



                                POWER OF ATTORNEY


KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles Crocker and Gary D. Wrench, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                       Title                                      Date
---------                                       -----                                      ----
/S/Charles Crocker                              President, Chief Executive                 December 21, 1995
--------------------------                      Officer and Chairman of the Board of
(Charles Crocker)                               Directors (Principal Executive Officer)


/S/Gary D. Wrench                               Senior Vice President, Chief               December 21, 1995
--------------------------                      Financial Officer and Director
(Gary D. Wrench)

/S/Peter G. Paraskos                            Director                                   December 21, 1995
--------------------------
(Peter G. Paraskos)

/S/William G. Howard, Jr.                       Director                                   December 21, 1995
--------------------------
(William G. Howard, Jr.)

/S/Richard M. Brooks                            Director                                   December 21, 1995
--------------------------
(Richard M. Brooks)

/S/George S. Brown                              Director                                   December 21, 1995
--------------------------
(George S. Brown)

/S/C. Joseph Giroir, Jr.                        Director                                   December 21, 1995
--------------------------
(C. Joseph Giroir, Jr.)

/S/Robert R. Corr                               Secretary, Treasurer, Controller           December 21, 1995
--------------------------                      and Chief Accounting Officer
(Robert R. Corr)

                                                                              52

                                                                                                        SCHEDULE II

                                      BEI ELECTRONICS, INC. AND SUBSIDIARIES
                                                 ----------------
                                         VALUATION AND QUALIFYING ACCOUNTS


                Column A                   Column B                        Column C                Column D          Column E
               -----------                 --------                      ------------              --------          --------
                                                                          Additions
                                                                         ------------

                                             Balance at       Charged to       Charged to                          Balance at
                                              Beginning       Costs and      Other Accounts      Deductions          End of
Description                                   of Period        Expenses        --Describe        --Describe          Period
-----------                                  ----------       ----------     --------------      ----------        -----------
(in thousands)

Year ended September 30, 1995:
Deducted from asset accounts:
Allowance for doubtful accounts              $   398           $  145              $  --            $ 92(E)          $   451
Valuation allowance for deferred
   tax assets                                    603              617                 --              --               1,220
                                             --------          -------             -------          --------         --------
      Total                                  $ 1,001           $  762              $  --            $ 92             $ 1,671
                                             ========          =======             =======          ========         ========
Year ended October 1, 1994:
Deducted from asset accounts:
Allowance for doubtful accounts              $   303           $   95              $  --            $ --             $   398
Valuation allowance for deferred
  tax assets                                     428              430                 --             255(D)              603
                                             --------          -------             -------          --------         --------
      Total                                  $   731           $  525              $  --            $255             $ 1,001
                                             ========          =======             =======          ========         ========
Year ended October 2, 1993:
Deducted from asset accounts:
Allowance for doubtful accounts              $   285           $   86              $  55(A)         $123(B)          $   303
Valuation allowance for deferred
  tax assets                                      --              434(C)              --               6(D)              428
                                             --------          ---------           -------          --------         --------
      Total                                  $   285           $  520              $  55            $129             $   731
                                             ========          =========           =======          ========         ========

(A) Additions due to the acquisition of Zinnanti Surgical Instruments ($26) and to debit memos written off against sales ($29)

(B) Uncollectible accounts written off, net of recoveries ($76) and reduction due to the disposition of assets of the Seaton- Wilson diviison ($47)

(C) Allowance established at adoption of Financial Accounting Standards 109, "Accounting for Income Taxes"

(D) Allowance adjustment resulting from evaluation of the realizability of the related deferred tax assets

(E)    Uncollectible accounts written off, net of recoveries ($2)

                                       S-1

Report of Independent Auditors as to Schedule


The Board of Directors and Shareholders
BEI Electronics, Inc.

We have audited the consolidated financial statements of BEI Electronics, Inc. and subsidiaries as of September 30, 1995 and October 1, 1994, and for each of the three years in the period ended September 30, 1995, and have issued our report thereon dated November 3, 1995. Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.




Ernst & Young LLP
San Francisco, California
November 3, 1995

Consent of Ernst & Young LLP, Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-31459), as amended, pertaining to the 1982 Incentive Stock Option Plan, the 1987 Incentive Stock Option Plan, the 1987 Supplemental Stock Option Plan, and the 1989 Employee Stock Purchase Plan of BEI Electronics, Inc. and subsidiaries of our reports dated November 3, 1995, with respect to the consolidated financial statements and schedule of BEI Electronics, Inc., and subsidiaries included in the Annual Report (Form 10-K) for the year ended September 30, 1995.




Ernst & Young LLP
San Francisco, California
December 22, 1995

INDEX TO EXHIBITS

Exhibit                                                             Sequential
Number       Description                                            Page Number
-------      -----------                                            ------------
4.1          Reference is made to exhibits 3.1 and 3.2

10.21        Consulting Agreement dated September 30, 1995              57

11.1         Statement regarding computation of per share earnings      60

21.1         Subsidiaries of the Registrant                             61

23.1         Consent of Ernst & Young LLP                               55
             Independent Auditors

24.1         Power of Attorney                                          51

27.1         Financial Data Schedule                                    62