Form 10-Q
period 1995-12-30
BEI ELECTRONICS INC
filed 1996-02-08
CIK 851478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 30, 1995 or

[ ]      Transition report pursuant to Section 13 or  15(d)  of  the  Securities
         Exchange Act of 1934 for the transition period from       to         .
                                                            -------    -------


                         Commission file number 0-17885
                       B E I E L E C T R O N I C S, I N C.
             (Exact name of Registrant as specified in its charter)


              Delaware                                 71-0455756
--------------------------------         --------------------------------------
      (State of incorporation)            (I.R.S. Employer Identification No.)



                           One Post Street, Suite 2500
                         San Francisco, California 94104
                         -------------------------------
                    (Address of principal executive offices)

                                 (415) 956-4477
                                 --------------
                         (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       ---   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock: $.001 Par Value, 6,889,957 shares as of January 26, 1996

BEI ELECTRONICS , INC. AND SUBSIDIARIES

INDEX


PART 1.     FINANCIAL INFORMATION                                           PAGE

Item 1.     Financial Statements

                Condensed Consolidated Balance Sheets--December 30, 1995      3
                and September 30, 1995


                Condensed Consolidated Statements of Operations--Quarter      4
                ended December 30,  1995 and December 31, 1994

                Condensed Consolidated Statements of Cash Flows--Quarter      5
                ended December 30, 1995 and December 31, 1994

                Notes to Condensed Consolidated Financial  Statements--       6
                December 30, 1995

Item 2.     Management's Discussion and Analysis of Financial Condition and   11
            Results of Operations

PART II.    OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K

                    (a)   Exhibits

                             10.1 Third Amendment to Note Agreement dated December 29, 1995 between BEI Electronics, Inc. and Principal Mutual Life Insurance Company, Berkshire Life Insurance Company and TMG Life Insurance Company

                             27.1      Financial Data Schedule

                    (b)   Reports on Form 8-K


                          No reports on Form 8-K were filed by the Company during the quarter ended December 30, 1995.

             SIGNATURES                                                       14

BEI ELECTRONICS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                    December 30,                  September 30,
                                                                        1995                           1995
                                                                    (Unaudited)                       (Note)
                                                                                (dollars in thousands)
--------------------------------------------------------------- ----------------------------------------------------
ASSETS
Cash and cash equivalents                                                     $7,685                        $11,690
Trade receivables, net                                                        17,244                         18,860
Inventories, net -- Note B                                                    20,376                         20,482
Other current assets                                                           5,876                          5,978
Current assets of Hydra 70 Rocket line of business, net --
Note C                                                                         8,328                          6,820
                                                                ---------------------          ---------------------
      Total current assets                                                    59,509                         63,830

Property, plant and equipment, net                                            23,351                         23,457
Acquired technology -- Note E                                                  7,870                          8,125
Goodwill                                                                       4,759                          4,833
Other assets, net                                                              9,746                         10,065
Non-current assets of Hydra 70 Rocket line of business --
Note C                                                                         3,228                          3,428
                                                                ---------------------          ---------------------
                                                                            $108,463                       $113,738
                                                                =====================          =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                                                        $4,173                         $8,092
Accrued expenses and other liabilities                                        14,801                         16,602
Current portion of long-term debt                                              5,829                            259
Current liabilities of Hydra 70 Rocket line of business --
Note C                                                                         3,139                          2,954
                                                                ---------------------          ---------------------
      Total current liabilities                                               27,942                         27,907

Long-term debt, less current portion                                          24,519                         30,157
Deferred income taxes and other liabilities                                    2,342                          2,355

Stockholders' equity less treasury stock                                      53,660                         53,319
                                                                ---------------------          ---------------------
                                                                            $108,463                       $113,738
                                                                =====================          =====================

See notes to condensed consolidated financial statements.
Note: The balance sheet at September 30, 1995 has been derived from the audited consolidated balance sheet at that date.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                                                   Quarter Ended
                                                                ----------------------------------------------------
                                                                    December 30,                   December 31,
                                                                        1995                           1994
                                                                  (dollars in thousands except per share amounts)
--------------------------------------------------------------- ----------------------------------------------------

Net sales                                                                    $34,666                        $36,698
Cost of sales                                                                 24,547                         26,786
                                                                ---------------------          ---------------------
                                                                              10,119                          9,912

Selling, general and administrative expenses                                   7,813                          8,667
Research, development and related expenses                                     1,220                          1,282
                                                                ---------------------          ---------------------

Income (loss) from operations                                                  1,086                           (37)

Interest expense                                                                 647                            655
Other income                                                                     112                             42
                                                                ---------------------          ---------------------

Income (loss) before income taxes                                                551                          (650)
Provision (benefit) for income taxes                                             198                          (205)
                                                                ---------------------          ---------------------

Net income (loss)                                                               $353                         ($445)
                                                                =====================          =====================

Earnings (loss) per common share and common
  share equivalents -- Note D                                                  $0.05                        ($0.07)
                                                                =====================          =====================


Weighted average shares outstanding                                            7,074                          6,690
                                                                =====================          =====================


Dividends per common share                                                     $0.02                          $0.02
                                                                =====================          =====================

See notes to condensed consolidated financial statements.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                Three Months Ended
                                                                ----------------------------------------------------
                                                                    December 30,                   December 31,
                                                                        1995                           1994
                                                                              (dollars in thousands)
--------------------------------------------------------------- ----------------------------------------------------

Net cash used in operating activities                                       ($2,908)                       ($1,429)

Cash flows from investing activities:
         Purchases of property, plant and
           equipment                                                           (970)                          (994)
         (Increase) decrease in other assets                                    (11)                            107
                                                                ---------------------          ---------------------

                Net cash used in investing activities                          (981)                          (887)

Cash flows from financing activities:
         Borrowings from line of credit agreement                                 --                          1,500
         Payments on line of credit                                               --                        (1,500)
         Payments on long-term debt                                             (40)                           (37)
         Proceeds from issuance of common stock                                   62                              7
         Payment of cash dividends                                             (138)                          (133)
                                                                ---------------------          ---------------------

                Net cash used in financing activities                          (116)                          (170)
                                                                ---------------------          ---------------------

Net decrease in cash and cash equivalents                                    (4,005)                        (2,486)

Cash and cash equivalents at beginning of period                              11,690                          4,197
                                                                ---------------------          ---------------------

Cash and cash equivalents at end of period                                    $7,685                         $1,718
                                                                =====================          =====================

See notes to condensed consolidated financial statements.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 30, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending
September 28, 1996. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended September 30, 1995.



NOTE B--INVENTORIES
                                                                    December 30,                  September 30,
                                                                        1995                           1995
                                                                              (dollars in thousands)
--------------------------------------------------------------- ----------------------------------------------------

Finished products                                                             $1,609                         $1,607
Work in process                                                                5,866                          6,085
Materials                                                                      9,246                          9,991
Costs incurred under long-term contracts,
   including U.S. Government contracts                                        23,274                         26,269
Unapplied progress payments                                                 (12,574)                       (17,621)
                                                                ---------------------          ---------------------

Net inventories                                                              $27,421                        $26,331
Inventories included in current assets of Hydra 70 rocket
line of business, net of progress payments  of $12,574 and
$17,621                                                                       $7,045                         $5,849
                                                                ---------------------          ---------------------
                                                                             $20,376                        $20,482
                                                                =====================          =====================

NOTE C -- HYDRA 70 ROCKET CONTRACT

In September 1995, management of the Company reached the decision to exit the rocket manufacturing line of business which makes up a substantial portion of the Defense Systems segment. The principal product comprising this line of business is the HYDRA 70 (H 70) Rocket. For further information, see Note C to Consolidated Financial Statements for the fiscal year ended September 30, 1995.

At September 30,1995, the Company accrued a total of $1.2 million to provide for shut down costs such as employee severance and facilities closure. There were no additional amounts accrued during the quarter ended December 30, 1995.

Defense Systems segment total sales of $10.1 million for the quarter ended December 30, 1995 consisted of $9.0 million of H 70 sales and $1.1 million in sales of other products. Net sales for the comparable period in fiscal 1995 was $13.5 million, including H 70 sales of $12.3 million and other sales of $1.2 million.

Operating profit for the segment was $0.4 million and $0.5 million for the quarters ended December 30, 1995 and December 31, 1994, respectively.

NOTE D--EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENTS
                                                                                   Quarter Ended
                                                                ----------------------------------------------------
                                                                    December 30,                   December 31,
                                                                        1995                           1994
                                                                  (dollars in thousands except per share amounts)
--------------------------------------------------------------- ----------------------------------------------------

Weighted average shares outstanding                                            6,831                          6,690

Net effect of dilutive stock options
   based on the treasury stock method                                            243                             --
                                                                ---------------------          ---------------------

Total weighted average shares outstanding                                      7,074                          6,690
                                                                =====================          =====================

Net income (loss)                                                               $353                         ($445)
                                                                =====================          =====================

Earnings (loss) per common share and common
   share equivalents                                                           $0.05                        ($0.07)
                                                                =====================          =====================

Earnings per common share and common share equivalents are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Loss per common share is based on the weighted average number of common shares only, as any assumption of conversion of options would be antidilutive.

NOTE E--CONTINGENCIES AND LITIGATION

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

Hydra-70 Rocket Contract Related Contingencies

In October 1995, the Company's Defense Systems subsidiary received notification from the Procuring Contracting officer for the Hydra 70 (H 70) Rocket Systems Contract that the Government considered that Defense Systems had failed to maintain satisfactory fuze production which was endangering performance of the subject contract. More recently, Defense Systems has received Government acceptance on subsequent fuze lot production and has received additional progress payments and the Government has accepted deliveries under the contract.

Based on the information available, management of the Company believes, after consultation with legal counsel specializing in government procurement law, that the outcome of this matter will not have a material impact on the financial position or the results of operations of the Company.

State of California Department of Toxic Substance Control vs. Southland Oil, Inc. et al.

In October 1993, the State of California filed a first amended complaint against a division of the Company and fifty-two other defendants. The complaint seeks recovery of response costs incurred by the State at a waste oil recycling facility in Commerce, California (the"Site"). The litigation with the State was settled in principle in 1995, requiring a dismissal of the action following the payment by defendants to the State of $2.6 million to settle all past and future response costs at the Site (as well as all other alleged damages). The defendants believe that there are additional parties that should be liable for the settlement amount, and some of the defendants (including the Company) have filed a third party claim against these other parties. There has not yet been an allocation of the $2.6 million settlement amount either among the defendants or between the defendants and the third party defendants. Recent formulas that have been proposed for settlement and that have been discussed by the defendants and the third party defendants would result in the Company's share of the settlement amount being set at less than $20,000. While the outcome of this matter cannot be determined with certainty, management believes, after consultation with legal counsel, that the ultimate resolution will not have a material adverse impact on the financial position of the Company.

CooperSurgical Inc., vs. BEI Medical Systems Company, Inc. et al.

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

Other

The Company has pending various legal actions arising in the normal course of business. None of these legal actions is expected to have a material effect on the Company's operating results or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated
Statements of Operations.

                                                                                  Quarter Ended
                                                              -------------------------------------------------------
                                                                    December 30,                  December 31,
                                                                        1995                          1994
  -------------------------------------------------------------------------------------------------------------------

  Net sales                                                               100.0%                         100.0%
  Cost of sales                                                            70.8                           73.0
                                                              ------------------            -------------------
  Gross profit                                                             29.2                           27.0
  Operating expenses
    Selling, general and administrative expenses                           22.5                           23.6
    Research, development and related expenses                              3.5                            3.5
                                                              ------------------            -------------------
  Income (loss) from operations                                             3.2                          (0.1)
  Interest expense                                                          1.9                            1.8
  Other income                                                              0.3                            0.1
                                                              ------------------            -------------------
  Income (loss) before income taxes                                         1.6                          (1.8)
  Provision for income taxes (credit)                                       0.6                          (0.6)
                                                              ------------------            -------------------
  Net income (loss)                                                         1.0%                         (1.2)%
                                                              ==================            ===================

QUARTER ENDED DECEMBER 30, 1995 AND DECEMBER 31, 1994

Net sales for the first quarter of fiscal 1996, ended December 30, 1995, decreased $2.0 million or 5.5% from the same period in fiscal 1995.

Defense Systems segment net sales decreased $3.4 million or 24.9% in the first quarter of fiscal 1996 compared to the same period in the prior year. The decrease was primarily the result of the expected decline in the volume of rocket motors and warheads associated with the completion of existing backlog, prior to shut down of the rocket line of business later in FY 1996. The backlog of orders for the H 70 rocket related sales of the Defense Systems segment at the end of December 1995 was $23.6 million.

Sensors & Systems segment sales volume increased $1.5 million or 7.3% from the first quarter of 1995. The sales increase reflects a 20% improvement in commercial sales, specifically in the industrial and automotive markets. This was offset, in part, by a 3.9% decline in government sales.

Consolidated cost of sales as a percentage of net sales was lower in the first quarter of fiscal 1996 versus the comparable period of fiscal 1995 primarily due to Defense Systems segment experiencing a decline in cost of sales as a percentage of sales due to shipments of higher margin products on contracts dating prior to the Hydra 70 Rocket Systems Contract.

Selling, general and administrative expenses as a percentage of net sales decreased in the first quarter of fiscal 1996 versus the comparable period of fiscal 1995, due to reduced levels of spending in the Sensors and Systems segment and in Corporate.

Research, development and related expenses as a percentage of net sales for the first quarter of fiscal 1996 remained flat due to an increase in the Medical Systems segment partially offset by reduced levels of spending in the Sensors and Systems segment.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 1996, total cash used by operations was $2.9 million, including net income of $0.4 million and the positive impact of non-cash charges to income from depreciation of $1.2 million and amortization of $0.7 million. Cash generated from operating activities included receivables collections of $1.6 million. Gross inventory was reduced by $4.0 million which was offset by a corresponding decline in progress payments received of $5.0 million resulting in a net cash outflow of $1.0 million. Trade payables and accrued expenses decreased using $5.7 million in cash, including a $3.3 million deferred payment for acquisition of the quartz rate sensor technology, which was accrued in fiscal 1995 due to the GPI arbitration (see discussion under Note E--Contingencies and Litigation).

Cash used for investing activities of $ 1.0 million was primarily composed of capital expenditures. The level of capital expenditures for fiscal 1996 is consistent with the current volume of business.

Cash flows for financing activities consisted of $0.1 million used to pay dividends on common stock.

The Company had no material capital commitments at December 30, 1995.

The Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective October 1, 1995. The effect of the adoption was not material.

Based on the financial condition of the Company at December 30, 1995, management believes that the existing cash balances, cash generated from operations, and available lines of credit will be sufficient to meet the Company's planned needs for the foreseeable future. If the Company requires additional capital, it anticipates that such capital will be provided by bank or other borrowings, although there can be no assurances that funds will be available on terms as favorable as those applicable to the Company's currently outstanding debt.

EFFECTS OF INFLATION

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)       Exhibits

                     10.1 Third Amendment to Note Agreement dated December 29, 1995 between BEI Electronics, Inc. and Principal Mutual Life Insurance Company, Berkshire Life Insurance Company and TMG Life Insurance Company

                     27.1  Financial Data Schedule

           (b)       Reports on Form 8-K

                     No reports on Form 8-K were filed by the Company during the quarter ended December 30, 1995.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Francisco, County of San Francisco, State of California, on February 6, 1996.




                                    BEI ELECTRONICS, INC.


                                    By: /s/ Robert R. Corr
                                        -------------------------------
                                        Robert R. Corr
                                        Secretary, Treasurer and Controller
                                        (Principal Accounting Officer)