Form 10-Q
period 1996-03-30
BEI ELECTRONICS INC
filed 1996-05-02
CIK 851478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 1996 or

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from         to        .
                                                             -------    -------


                         Commission file number 0-17885
                      B E I   E L E C T R O N I C S, I N C.
             (Exact name of Registrant as specified in its charter)



              Delaware                                    71-0455756
- ------------------------------------        ------------------------------------
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

                                          Yes  X   No
                                             ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock: $.001 Par Value, 6,900,536 shares as of April 19, 1996


BEI ELECTRONICS, INC. AND SUBSIDIARIES

INDEX



PART 1.     FINANCIAL INFORMATION                                                                PAGE
                                                                                                 ----

Item 1.     Financial Statements

                    Condensed Consolidated Balance Sheets--March 30, 1996 and                      3
                    September 30, 1995

                    Condensed Consolidated Statements of Operations--Quarter and Six               4
                    Months ended March 30, 1996 and April 1, 1995

                    Condensed Consolidated Statements of Cash Flows--Six Months                    5
                    ended March 30, 1996 and April 1, 1995

                    Notes to Condensed Consolidated Financial Statements--March 30,                6
                    1996

Item 2.     Management's Discussion and Analysis of Financial Condition and                       11
            Results of Operations


PART II.    OTHER INFORMATION

Item 4.             Submission of Matters to Vote of Security Holders                             14

Item 6.             Exhibits and Reports on Form 8-K                                              14


            SIGNATURES                                                                            15


BEI ELECTRONICS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 30,   September 30,
                                                         1996         1995
                                                      (Unaudited)    (Note)
                                                        (dollars in thousands)
- --------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                              $  9,264         $ 11,690
Trade receivables, net                                   19,263           18,860
Inventories, net -- Note B                               20,409           20,482
Other current assets                                      6,127            5,978
Current assets of Hydra 70 Rocket line of
   business, net -- Note C                                7,279            6,820
                                                       --------         --------
      Total current assets                               62,342           63,830

Property, plant and equipment, net                       23,829           23,457
Acquired technology -- Note E                             7,616            8,125
Goodwill                                                  5,767            4,833
Other assets, net                                         9,654           10,065
Non-current assets of Hydra 70 Rocket line of
   business -- Note C                                     3,218            3,428
                                                       --------         --------
                                                       $112,426         $113,738
                                                       ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                                 $  5,813         $  8,092
Accrued expenses and other liabilities                   15,636           16,602
Current portion of long-term debt                         5,804              259
Current liabilities of Hydra 70 Rocket line of
   business -- Note C                                     2,821            2,954
                                                       --------         --------
      Total current liabilities                          30,074           27,907

Long-term debt, less current portion                     24,434           30,157
Deferred income taxes and other liabilities               1,830            2,355
Minority interest in subsidiary                           1,542             --

Stockholders' equity less treasury stock                 54,546           53,319
                                                       --------         --------
                                                       $112,426         $113,738
                                                       ========         ========

See notes to condensed consolidated financial statements.

Note: The balance sheet at September 30, 1995 has been derived from the audited consolidated balance sheet at that date.


BEI ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                             Quarter Ended                      Six Months Ended
                                                   ------------------------------------------------------------------
                                                    March 30,       April 1,               March 30,         April 1,
                                                      1996           1995                    1996              1995
                                                             (dollars in thousand except per share amounts)
- ----------------------------------------------------------------------------------------------------------------------

Net sales                                         $ 39,995           $ 36,531              $ 74,661          $ 73,229
Cost of sales                                       28,766             27,841                53,313            54,627
                                                  --------           --------              --------          --------
                                                    11,229              8,690                21,348            18,602

Selling, general and administrative
   expenses                                          8,730              8,258                16,543            16,925
Research, development and related
   expenses                                          1,238              1,046                 2,458             2,328
                                                  --------           --------              --------          --------

Income (loss) from operations                        1,261               (614)                2,347              (651)

Interest expense                                       669                623                 1,316             1,278
Other income                                           382                630                   494               672
                                                  --------           --------              --------          --------

Income (loss) before income taxes                      974               (607)                1,525            (1,257)
Provision (benefit) for income taxes                   365               (205)                  563              (410)
                                                  --------           --------              --------          --------

Net income (loss)                                 $    609           ($   402)             $    962          ($   847)
                                                  ========           ========              ========          ========

Earnings (loss) per common share and
   common share equivalents -- Note D             $   0.09           ($  0.06)             $   0.14          ($  0.13)
                                                  ========           ========              ========          ========


Weighted average shares outstanding                  7,067              6,751                 7,015             6,721
                                                  ========           ========              ========          ========


Dividends per common share                        $   0.02           $   0.02              $   0.04          $   0.04
                                                  ========           ========              ========          ========


See notes to condensed consolidated financial statements.


BEI ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                           Six Months Ended
                                                        ------------------------
                                                          March 30,    April 1
                                                            1996        1995
                                                          (dollars in thousands)
- --------------------------------------------------------------------------------

Net cash (used) provided by operating activities              ($733)   $  1,585

Cash flows from investing activities:
         Purchases of property, plant and
            equipment                                        (2,490)     (2,140)
         Proceeds from sale of BEI Medical Systems,
            Inc. stock, net                                   1,475        --
         Purchase of other assets                              (339)        (17)
                                                           --------    --------

                 Net cash used in investing activities       (1,354)     (2,157)

Cash flows from financing activities:
         Borrowings from line of credit                        --         5,500
         Payments on line of credit                            --        (5,500)
         Payments on long term debt                            (481)       (136)
         Proceeds from issuance of common stock                 280         153
         Payment of cash dividends                             (138)       (269)
                                                           --------    --------

                 Net cash used by financing activities         (339)       (252)
                                                           --------    --------

Net decrease in cash and cash equivalents                    (2,426)       (824)

Cash and cash equivalents at beginning of period             11,690       4,197
                                                           --------    --------

Cash and cash equivalents at end of period                 $  9,264    $  3,373
                                                           ========    ========


See notes to condensed consolidated financial statements.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 30, 1996

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



NOTE B--INVENTORIES

                                                        March 30,  September 30,
                                                           1996        1995
                                                        (dollars in thousands)
- --------------------------------------------------------------------------------

Finished products                                        $  1,687      $  1,607
Work in process                                             6,476         6,085
Materials                                                   9,811         9,991
Costs incurred under long-term contracts,
   including U.S. Government contracts                     14,403        26,269
Unapplied progress payments                                (5,651)      (17,621)
                                                         --------      --------

Net inventories                                          $ 26,726      $ 26,331

Inventories included in current assets of HYDRA
  70 Rocket line of business, net of progress
  payments of $5,651 and $17,621                         $  6,317      $  5,849
                                                         --------      --------
                                                         $ 20,409      $ 20,482
                                                         ========      ========

NOTE C -- HYDRA 70 ROCKET CONTRACT

In September 1995, management of the Company reached the decision to exit the rocket manufacturing line of business which makes up a substantial portion of the Defense Systems segment. The principal product comprising this line of business is the HYDRA 70 (H70) Rocket. For further information, see Note C to Consolidated Financial Statements for the fiscal year ended September 30, 1995.

At September 30, 1995, the Company accrued a total of $1.2 million to provide for shut down costs such as employee severance and facilities closure.

Defense Systems segment total sales of $23 million for the six months ended March 30, 1996 consisted of $20.7 million of H70 sales and $2.3 million in sales of other products. Net sales for the comparable period in fiscal 1995 was $26.2 million, including H70 sales of $23.5 million and other sales of $2.7 million.

Operating profit for the segment was $0.7 million and $0.3 million for the six months ended March 30, 1996 and April 1, 1995, respectively.


NOTE D--EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENTS


                                                              Quarter Ended                     Six Months Ended
                                                   ------------------------------------- -------------------------------
                                                     March 30,          April 1,             March 30,          April 1,
                                                       1996               1995                 1996               1995
                                                               (amounts in thousands except per share data)
- ------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                     6,891              6,751               6,860              6,721

Net effect of dilutive stock options
   based on the treasury stock method                     176               --                   155               --
                                                      -------            -------             -------            -------

Total weighted average shares outstanding               7,067              6,751               7,015              6,721
                                                      =======            =======             =======            =======

Net income (loss)                                     $   609              ($402)            $   962              ($847)
                                                      =======            =======             =======            =======

Earnings (loss) per common share and common
   share equivalents                                  $  0.09             ($0.06)            $  0.14             ($0.13)
                                                      =======            =======             =======            =======


Earnings per common share and common share equivalents are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Loss per common share is based on the weighted average number of common shares only, as any assumption of exercise of options would be antidilutive.

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

The arbitration process is ongoing. The arbitration panel bifurcated the issues in the arbitration, and issued an interim ruling in February 1995. In that interim ruling, which will become final at the close of the arbitration, the Panel concluded that the license agreement was not subject to termination, that non-recurring engineering revenues were not royalty-bearing, and that $1 million of the $4.3 million discussed above is due only if certain conditions are met in the future. The Panel also concluded that the Company is entitled to ownership of an accelerometer patent that the former Shareholders developed. Further, in September 1995, the panel ruled that certain development costs incurred by the Company could not be used to offset accrued royalties. As a result, in September 1995, the Company accrued $3.5 million for royalties and related costs based on its understanding of the amounts due under the panel's September ruling. The estimate of royalties and related amounts due under the license agreement are based on the Company's proposal to the panel and are significantly less than amounts proposed by the Licensor. Under the panel's February 1995 ruling, $3.3 million of the $4.3 million became due. This amount, which is considered part of the original acquisition cost of the technology, was accrued in February 1995, paid in October 1995, and is being amortized over the remaining term of the license.

The second phase of the arbitration continues with further arguments having occurred in December 1995. This phase involves the final determination of royalty amounts due for unit sales of product using the acquired technology and other matters including the parties' respective claims for attorneys' fees. In April 1996 the panel issued a second interim ruling, which will become final at the end of the arbitration. In the ruling the panel has asked both of the parties to quantify royalties using guidance set forth by the panel. In the event that the arbitration panel rules that the Company's liability is more or less than the $3.5 million accrued, an adjustment to the September 30, 1995 estimate will be required. While the final outcome of this matter cannot be determined with certainty, management believes, taking all factors into account and after consultation with legal counsel, that this matter will not result in a material adverse impact on the financial position of the Company.

HYDRA 70 Rocket Contract Related Contingencies
In October 1995, the Company's Defense Systems subsidiary received notification from the Procuring Contracting officer for the HYDRA 70 (H 70) Rocket Systems Contract that the Government considered that Defense Systems had failed to maintain satisfactory fuze production which was endangering performance of the subject contract. Defense Systems has continued production and deliveries under the contract and has received payments in accordance with the contract's terms.

Based on the information available, management of the Company believes, after consultation with legal counsel specializing in government procurement law, that the outcome of this matter will not have a material impact on the financial position or the results of operations of the Company.

State of California Department of Toxic Substance Control vs. Southland Oil, Inc. et al. In October 1993, the State of California filed a first amended complaint against a division of the Company and fifty-two other defendants seeking recovery of response costs incurred by the State at a waste oil recycling facility in Commerce, California (the"Site"). The litigation with the State was settled in principle in 1995, requiring a dismissal of the action following the payment by defendants to the State of $2.6 million to settle all past and future response costs at the Site (as well as all other alleged damages). The defendants believe there are additional parties that should be liable for the settlement amount, and some of the defendants (including the Company) filed a third party claim against these other parties. There has not yet been an allocation of the $2.6 million settlement amount either among the defendants or between the defendants and the third party defendants. Recent formulas proposed for settlement and discussed by the defendants and the third party defendants would result in the Company's share of the settlement amount being set at less than $20,000. While the outcome of this matter cannot be determined with certainty, management believes, after consultation with legal counsel, that the ultimate resolution will not have a material adverse impact on the financial position of the Company.

CooperSurgical Inc., vs. BEI Medical Systems Company, Inc. et al.
In October 1993, CooperSurgical, Inc. a subsidiary of the Cooper Companies, filed a claim for unspecified damages alleging unfair competition due to actions by BEI Medical Systems and Richard Turner, its president, a former employee of the Cooper Companies, and others. On May 16, 1994, the Chancery Division for the Superior Court of New Jersey granted a partial summary judgment in favor of the plaintiff and issued an injunction against the defendants restraining them from selling certain products until June 20, 1996. In September 1994, BEI Medical Systems filed a motion to vacate the May 16, 1994 order. On November 28, 1994, the Court vacated the restraining order.

Management has vigorously defended its rights in this action and believes after discussion with legal counsel that the CooperSurgical claims are exaggerated. Expert witnesses for BEI have prepared a formal response to the CooperSurgical damage claims which was submitted in February 1995. The court has set a trial date of May 28, 1996, but there can be no assurance that the trial will begin on that date. While the outcome of this matter cannot be determined at this time, management believes, taking known factors into account and after consultation with legal counsel, that this matter will not result in a material adverse impact on the financial position of the Company.



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


                                                          Quarter Ended                  Six Months Ended
                                                 --------------------------------------------------------------
                                                   March 30,        April 1,          March 30,         April 1,
                                                    1996              1995              1996              1995
- ----------------------------------------------------------------------------------------------------------------

Net sales                                           100.0%            100.0%             100.0%          100.0%
Cost of sales                                        71.9              76.2               71.4            74.6
                                                    -----             -----              -----           -----
Gross profit                                         28.1              23.8               28.6            25.4
Operating expenses
  Selling, general and administrative
  expenses                                           21.8              22.6               22.2            23.1
  Research, development and related
  expenses                                            3.1               2.9                3.3             3.2
                                                    -----             -----              -----           -----
Income (loss) from operations                         3.2              (1.7)               3.1            (0.9)
Interest expense                                      1.7               1.7                1.8             1.7
Other income                                          0.9               1.7                0.7             0.9
                                                    -----             -----              -----           -----
Income (loss) before income taxes                     2.4              (1.7)               2.0            (1.7)
Provision for income taxes (credit)                   0.9              (0.6)               0.7            (0.5)

                                                    -----             -----              -----           -----
Net income (loss)                                     1.5%             (1.1)%              1.3%           (1.2)%
                                                    =====             =====              =====           =====


Quarter ended March 30, 1996 and April 1, 1995

Net sales for the quarter ended March 30, 1996 increased $3.5 million or 9.5% from the same period in fiscal 1995.

Sensors & Systems segment sales volume increased $3.0 million or 14.0% from the second quarter of 1995. The sales increase reflects more than 20% improvement in sales from units with primarily commercial products, mostly industrial and automotive products. Medical Systems and Defense Systems sales were increased slightly from the prior year.

Consolidated cost of sales as a percentage of net sales was lower in the second quarter of fiscal 1996 versus the comparable period of fiscal 1995. Cost of sales as a percentage of net sales in the Sensors and Systems segment experienced a decrease over the prior year due primarily to the increased sales volume and similar levels of fixed costs.

Selling, general and administrative expenses as a percentage of net sales decreased in the second quarter of fiscal 1996 versus the comparable period of fiscal 1995, due to the increased volume of total net sales partially offset by greater spending at units with higher sales.

Research, development and related expenses as a percentage of net sales for the second quarter of fiscal 1996 showed an increase from the same period in fiscal 1995 due to increased spending primarily to support sales growth and product development in the Sensors and Systems and Medical segments.


Six months ended March 30, 1996 and April 1, 1995

Net sales for the first six months of fiscal 1996 increased $1.4 million or 2.0% from the prior year.

Sensors and Systems segment net sales for the six month period ended March 30, 1996 increased $4.5 million or 10.7% from the first six months of fiscal 1995. The increased net sales were due primarily to the growth of sales in commercial product lines, primarily industrial and automotive products. Sales of commercial products increased approximately 20% in the first six months of fiscal 1996 compared to the first six months of fiscal 1995, while government sales for the segment remained flat. Defense Systems segment sales declined $3.2 million, or 12%, due to declining contract backlog. This segment's sales are expected to continue to decline (see Note C -- "HYDRA 70 Rocket Contract").

Consolidated cost of sales as a percentage of net sales decreased in the first six months of fiscal 1996 from the comparable period of fiscal 1995. Cost of sales as a percentage of net sales in the Sensors and Systems segment experienced a decrease over the prior year due primarily to the impact of increased sales volume and similar levels of fixed costs. The Defense Systems segment also experienced a slight decrease in cost of sales as a percentage of sales on non-HYDRA 70 product sales. Medical Systems segment cost of sales as a percentage of net sales slightly increased.

Selling, general and administrative expenses as a percentage of net sales decreased 2.3%, or $0.4 million in the first six months of fiscal 1996 versus the comparable period of fiscal 1995, due primarily to the increased volume of total net sales and controlled levels of spending in all segments. Corporate expenses decreased $0.6 million from the prior year. Sensors and Systems segment increased spending nominally at those commercial operations experiencing volume growth.

Research, development and related expenses for the first six months of fiscal 1996 have increased very slightly as a percentage of net sales from the same period in fiscal 1995. The largest increase was in the Medical segment while spending in the Sensors segment for military products generally declined.

Other income decreased for the six months ended March 30, 1996 versus the comparable period of fiscal 1995 due primarily to a decrease in royalty income from a technology licensing agreement.

Liquidity and Capital Resources

During the first six months of fiscal 1996, total cash used by operations was $0.7 million, including the net income of nearly $1.0 million. Sources of cash from operations primarily consisted of the positive impact of non-cash charges to income from depreciation and amortization of $3.8 million. Liabilities decreased using $4.3 million in cash, including a $3.3 million deferred payment related to the acquisition of the quartz rate sensor technology, which was accrued in fiscal 1995 due to the GPI arbitration (see discussion under Note E
- -- Contingencies and Litigation). Other uses of cash from operating activities primarily included an increase in other current assets of $0.5 million and a reduction in other long term liabilities of $0.5 million.

During the second quarter of fiscal 1996, BEI Medical Systems Company, Inc. (BEI Medical) sold $1.5 million of its preferred stock to an unrelated third party. The costs of issuing the stock were offset against the proceeds. Investing activities also includes $0.3 million used to purchase a medical product line. The Company used $2.5 million in cash for capital expenditures. Management believes that the level of capital expenditures for the first six months of fiscal 1996 is consistent with the current volume of business.

Cash flows from financing activities consists of the $0.1 million used to pay dividends on common stock offset by cash provided by a sale of stock through the Employee Stock Purchase Plan and exercise of stock options. The Company paid a $0.5 million liability from prior acquisitions.

The Company had no material capital commitments at March 30, 1996.

The Company adopted Financial Accounting Standards Board Statement ("FAS") No. 107 "Disclosures About Fair Value of Financial Instruments" and No. 121 "Accounting for the Impairment of Long- Lived Assets to be Disposed Of" effective October 1, 1995. The effect of adoption of the new statements was not material.

Based on the financial condition of the Company at March 30, 1996, management believes that the existing cash balances, cash generated from operations, and available lines of credit will be sufficient to meet the Company's planned needs for the foreseeable future. If the Company requires additional capital, it anticipates that such capital will be provided by bank or other borrowings, although there can be no assurances that funds will be available on terms as favorable as those applicable to the Company's currently outstanding debt.

Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

(a) The Annual Meeting of Stockholders (the "meeting") of the Company was held on February 29, 1996. At the meeting C. Joseph Giroir, Jr. and Gary D. Wrench were elected to the Company's Board of Directors for a three year term expiring at the Company's 1999 Annual Meeting.

         In addition, the following directors continued in office as directors of the Company following the Annual Meeting: Richard M. Brooks, William
         G. Howard, Jr. and Peter G. Paraskos (until the Company's 1997 Annual Meeting); and Charles Crocker and George S. Brown (until the Company's 1998 Annual Meeting).

(b) The other matter presented at the meeting and the voting of stockholders with respect thereto is as follows:

         (i)      Ratification of Selection of Independent Accountants

                  The Board of Directors selected Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending September 28, 1996 and such selection was submitted by the Company's management for ratification by the stockholders at the Annual Meeting. The stockholder's ratified the selection of Ernst & Young LLP.



Item 6.                     Exhibits and Reports on Form 8-K

                            (a)     Exhibits

                                    27     Financial Data Schedule

                            (b)     Reports on Form 8-K

                                    No reports on Form 8-K were filed by the Company during the quarter ended March 30, 1996.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Francisco, County of San Francisco, State of California, on May 1, 1996.

                                  BEI ELECTRONICS, INC.


                                  By:       /s/ Robert R. Corr
                                            ------------------------------------
                                            Robert R. Corr
                                            Secretary, Treasurer and Controller
                                            (Principal Accounting Officer)