Form 10-Q
period 1996-06-29
BEI ELECTRONICS INC
filed 1996-08-02
CIK 851478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 1996 or

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from        to        .
                                                            -------    -------


                         Commission file number 0-17885
                     B E I   E L E C T R O N I C S,  I N C.
             (Exact name of Registrant as specified in its charter)


            Delaware                                 71-0455756
  ----------------------------            ------------------------------------
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

                                  Yes   X    No
                                      -----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock: $.001 Par Value, 7,004,882 shares as of July 12, 1996

BEI ELECTRONICS, INC. AND SUBSIDIARIES

INDEX



PART 1.   FINANCIAL INFORMATION                                             PAGE

Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets--June 29, 1996 and
               September 30, 1995                                            3

               Condensed Consolidated Statements of Operations--Quarter
               and Nine Months ended June 29, 1996 and July 1, 1995          4

               Condensed Consolidated Statements of Cash Flows--Nine
               Months ended June 29, 1996 and July 1, 1995                   5

               Notes to Condensed Consolidated Financial Statements--June
               29, 1996                                                      6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         11


PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                             14

               (a)   Exhibits

                     Fifth  Amendment to Credit Agreement
                     Financial Data Schedule

              (b)   Reports on Form 8-K

          SIGNATURES                                                        15

BEI ELECTRONICS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       June 29,    September 30,
                                                         1996          1995
                                                      (Unaudited)     (Note)

                                                       (dollars in thousands)
- --------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                             $ 10,952       $ 11,690
Trade receivables - net                                 18,406         18,860
Inventories, net - - Note B                             21,887         20,482
Other current assets                                     5,723          5,978
Current assets of HYDRA 70 Rocket line of
   business, net - - Note C                              5,781          6,820
                                                      --------       --------
      Total current assets                              62,749         63,830


Property, plant and equipment - net                     23,489         23,457
Acquired Technology - - Note E                           7,362          8,125
Goodwill                                                 4,615          4,833
Other assets - net                                      10,079         10,065
Non-current assets of HYDRA 70 Rocket line
of business - - Note C                                   2,372          3,428
                                                      --------       --------
                                                      $110,666       $113,738
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                                $  5,552       $  8,092
Accrued expenses and other liabilities                  13,552         16,602
Current portion of long-term debt                        5,794            259
Current liabilities of HYDRA 70 Rocket line of
    business - - Note C                                  2,509          2,954
                                                      --------       --------
      Total current liabilities                         27,407         27,907

Long-term debt, less current portion                    24,398         30,157
Deferred income taxes and other liabilities              1,730          2,355
Minority interest in subsidiary                          1,542             --

Stockholders' equity less treasury stock                55,589         53,319
                                                      --------       --------
                                                      $110,666       $113,738
                                                      ========       ========

See notes to condensed consolidated financial statements.

Note: The balance sheet at September 30, 1995 has been derived from the audited consolidated balance sheet at that date.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                 Quarter Ended         Nine Months Ended
                                           -----------------------    --------------------
                                               June 29,    July 1,    June 29,    July 1,
                                                  1996       1995        1996       1995
                                           (dollars in thousands except per share amounts)
- ------------------------------------------------------------------------------------------

Net sales                                      $35,172    $36,634    $109,833    $109,863
Cost of sales                                   23,254     25,776      76,567      80,403
                                               -------    -------    --------    --------
                                                11,918     10,858      33,266      29,460

Selling, general and administrative
   expenses                                      9,100      8,335      25,643      25,260
Research, development and related
   expenses                                      1,228      1,273       3,686       3,601
                                               -------    -------    --------    --------
Income from operations                           1,590      1,250       3,937         599

Interest expense                                   649        612       1,965       1,890
Other income                                       307        141         801         813
                                               -------    -------    --------    --------
Income (loss) before income taxes                1,248        779       2,773       (478)
Provision (benefit) for income taxes               472        376       1,035        (34)
                                               -------    -------    --------    --------
Net income (loss)                                 $776       $403      $1,738      ($444)
                                               =======    =======    ========    ========
Earnings (loss) per common share and
   common share equivalents                      $0.11      $0.06       $0.25     ($0.07)
                                               =======    =======    ========    ========
Weighted average shares outstanding              7,215      7,017       7,082       6,746
                                               =======    =======    ========    ========
Dividends per common share                       $0.02      $0.02       $0.06       $0.06
                                               =======    =======    ========    ========

See notes to condensed consolidated financial statements.

                                                                    Page 4 of 15

BEI ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                            Nine Months Ended
                                                         -----------------------
                                                          June 29,       July 1,
                                                            1996          1995
                                                          (dollars in thousands)
- --------------------------------------------------------------------------------
Net cash provided by operating activities                 $ 1,060        $8,998

Cash flows from investing activities:
         Purchases of property, plant and
           equipment                                       (3,247)       (2,970)
         Proceeds from sale of BEI Medical
           Systems, Inc. stock, net                         1,475            --
         Decrease in other assets                             205             8
                                                          --------       -------
                Net cash used in investing activities      (1,567)       (2,962)

Cash flows from financing activities:
         Borrowings from line of credit                        --         6,000
         Payments on line of credit                            --        (6,000)
         Payments on long term debt                          (559)         (928)
         Proceeds from issuance of common stock               744           178
         Purchase of treasury stock                            --          (133)
         Payment of cash dividends                           (416)         (405)
                                                          --------       -------
                Net cash used by financing activities        (231)       (1,288)
                                                          --------       -------
Net (decrease) increase in cash and cash
   equivalents                                               (738)        4,748

Cash and cash equivalents at beginning of
   period                                                  11,690         4,197
                                                          --------       -------
Cash and cash equivalents at end of period                $10,952        $8,945
                                                          ========       =======

See notes to condensed consolidated financial statements.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June  29, 1996

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


NOTE B--INVENTORIES

                                                        June 29,   September 30,
                                                         1996          1995
                                                       (dollars in thousands)
- --------------------------------------------------------------------------------



Finished products                                     $  1,429      $  1,607
Work in process                                          6,488         6,085
Materials                                               11,094         9,991
Costs incurred under long-term contracts,
   including U.S. Government contracts                   9,935        26,269
Unapplied progress payments                             (2,750)      (17,621)
                                                      --------      --------
                                                      $ 26,196      $ 26,331


Inventories included in current assets of HYDRA
   70 Rocket line of business, net of progress
   payments of $2,750 and $17,621                        4,309         5,849
                                                      --------      --------
Net inventories                                       $ 21,887      $ 20,482
                                                      ========      ========

NOTE C--HYDRA 70 ROCKET CONTRACT

In September 1995, management of the Company decided to exit the rocket manufacturing line of business which makes up a substantial portion of the Defense Systems segment. The principal product comprising this line of business is the HYDRA 70 (H70) Rocket. For further information, see Note C to Consolidated Financial Statements for the fiscal year ended September 30, 1995.

At September 30, 1995, the Company accrued a total of $1.2 million to provide for shut down costs such as employee severance and facilities closure.

Defense Systems segment total sales of $31.5 million for the nine months ended June 29, 1996 consisted of $28.2 million of H70 sales and $3.3 million in sales of other products. Net sales for the comparable period in fiscal 1995 was $36.8 million, including H70 sales of $32.1 million and other sales of $4.7 million.

Operating profit for the segment was $1.4 million and $0.4 million for the nine months ended June 29, 1996 and July 1, 1995, respectively.

NOTE D--EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENTS

                                           Quarter Ended       Nine Months Ended
                                         ---------------------------------------
                                         June 29,   July 1,  June 29,    July 1,
                                            1996      1995      1996       1995
                                 (dollars in thousands except per share amounts)
- --------------------------------------------------------------------------------

Weighted average shares outstanding        6,973   6,796       6,898     6,746

Net effect of dilutive stock options
   based on the treasury stock method        242     221         184        --
                                           -----------------------------------
Total weighted average shares outstanding  7,215   7,017       7,082     6,746
                                           ===================================
Net income (loss)                           $776    $403      $1,738    ($444)
                                           ===================================
Earnings (loss) per common share and
    common share equivalents               $0.11   $0.06       $0.25   ($0.07)
                                           ===================================

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

The arbitration process is ongoing. The arbitration panel bifurcated the issues in the arbitration, and issued an interim ruling in February 1995. In that interim ruling, which will become final at the close of the arbitration, the panel concluded that the license agreement was not subject to termination, that non-recurring engineering revenues were not royalty-bearing, and that $1 million of the $4.3 million discussed above is due only if certain conditions are met in the future. The panel also concluded that the Company is entitled to ownership of an accelerometer that the former Shareholders developed. Further, in September 1995, the panel ruled that certain development costs incurred by the Company could not be used to offset accrued royalties. As a result, in September 1995, the Company accrued $3.5 million in royalties and related costs based on its understanding of the amounts due under the panel's September ruling. The estimate of royalties and related amounts due under the license agreement are based on the Company's proposal to the panel and are significantly less than amounts proposed by the Licensor. Under the panel's February 1995 ruling, $3.3 million of the $4.3 million became due. This amount, which is considered part of the original acquisition cost of the technology, was accrued in February 1995, paid in October 1995, and is being amortized over the remaining term of the license.

The second phase of the arbitration continues with further arguments having occurred in December 1995. This phase involves the final determination of royalty amounts due for unit sales of product using the acquired technology and other matters including the parties' respective claims for attorneys fees. In April 1996 the panel issued a second interim ruling which will become final at the end of the arbitration. In the ruling the panel has asked both of the parties to quantify royalties using guidance set forth by the panel. Both parties requested clarification of several issues in the April decision. In July 1996, the panel issued a clarification of the April decision and management is in the process of comparing the results of royalty calculations under the panel's clarification with prior estimates. Both parties' estimates will be submitted to the panel in August 1996. In the event that the arbitration panel rules that the Company's liability is more or less than the $3.5 million accrued, an adjustment to the September 30, 1995 estimate will be required. While the final outcome of this matter cannot be determined with certainty, management believes, taking all factors into account and after consultation with legal counsel, that this matter will not result in a material adverse impact on the financial position of the Company.

HYDRA 70 Rocket Contract Related Contingencies

In October 1995, the Company's Defense Systems subsidiary received notification from the Procuring Contracting officer for the HYDRA 70 (H70) Rocket Systems Contract that the Government considered that Defense Systems had failed to maintain satisfactory fuze production which was endangering performance of the subject contract. Defense Systems has continued production and deliveries under the contract and has received payments in accordance with the contract's terms.

Based on the information available, management of the Company believes, after consultation with legal counsel specializing in government procurement law, that the outcome of this matter will not have a material impact on the financial position or the results of operations of the Company.

State of California Department of Toxic Substance Control vs. Southland Oil, Inc. et al.

In October 1993, the State of California filed a first amended complaint against a division of the Company and fifty-two other defendants seeking recovery of response costs incurred by the State at a waste oil recycling facility in Commerce, California (the"Site"). The litigation with the State was settled in principle in 1995, requiring a dismissal of the action following the payment by defendants to the State of $2.6 million to settle all past and future response costs at the Site (as well as all other alleged damages). The defendants filed a third party complaint against more than 300 other potentially responsible parties, not named in the State's complaint, which have contributed approximately $1.5 million to the settlement. The agreed upon formula for settlement among the potentially responsible parties, beyond the contribution by the third party defendants, will result in the Company's share of the settlement amount being set at less than $10,000. The lead responsible parties have indicated they expect the settlement agreements to be executed and the payments made before October, 1996. While the outcome of this matter cannot be determined with certainty, management believes, after consultation with legal counsel, that the ultimate resolution will not have a material adverse impact on the financial position of the Company.

CooperSurgical Inc., vs. BEI Medical Systems Company, Inc. et al.

In October 1993, Cooper Surgical, Inc., a subsidiary of The Cooper Companies, filed a complaint in the Chancery Division of the Superior Court of New Jersey for unspecified damages alleging unfair competition due to actions by BEI Medical Systems, Richard Turner, its president, a former employee of The Cooper Companies, and others. On May 16, 1994, the court granted a partial summary judgment in favor of the plaintiff and issued an injunction against the defendants restraining them from selling certain products until June 20, 1996. In September 1994, BEI Medical Systems filed a motion to vacate the May 16, 1994 order. On November 28, 1994, the court vacated the restraining order.

Management has vigorously defended its rights in this action and believes after discussion with legal counsel that the Cooper Surgical claims are exaggerated. Expert witnesses for BEI have prepared a formal response to the Cooper Surgical damage claims which was submitted in February 1995. Commencement of trial proceedings has been continued by the court until September 23, 1996. While the outcome of this matter cannot be determined at this time, management believes, taking known factors into account and after consultation with legal counsel, that this matter will not result in a material adverse impact on the financial position of the Company.

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

                                           Quarter Ended      Nine Months Ended
                                        ----------------------------------------
                                        June 29,    July 1,  June 29,    July 1,
                                           1996       1995      1996       1995
- --------------------------------------------------------------------------------
Net sales                                100.0%    100.0%     100.0%     100.0%
Cost of sales                             66.1      70.4       69.7       73.2
                                         -----     -----      -----      -----
Gross profit                              33.9      29.6       30.3       26.8
Operating expenses
  Selling, general and administrative
  expenses                                25.9      22.7       23.3       23.0
  Research, development and related
  expenses                                 3.5       3.5        3.4        3.3
                                         -----     -----      -----      -----
Income from operations                     4.5       3.4        3.6        0.5

Interest expense                           1.9       1.7        1.8        1.6
Other income                               0.9       0.4        0.7        0.7
                                         -----     -----      -----      -----
Income (loss) before income taxes          3.5       2.1        2.5       (0.4)
Provision for income taxes                 1.3       1.0        0.9        0.0
                                         -----     -----      -----      -----
Net income (loss)                          2.2%      1.1%       1.6%      (0.4)%
                                         =====     =====      =====      =====

Quarter ended June 29, 1996 and July 1, 1995

Net sales for the quarter ended June 29, 1996 decreased $1.5 million or 4.0% from the same period in fiscal 1995.

Defense Systems segment net sales decreased $2.1 million or 19.8% in the third quarter of fiscal 1996 compared to the same period in the prior year. The decrease was partially offset by Sensors & Systems segment sales which increased $0.5 million or 2.2% from the third quarter of 1995. The higher net sales were due primarily to increases in shipments of commercial sensors.

Consolidated cost of sales as a percentage of net sales was lower in the third quarter of fiscal 1996 versus the comparable period of fiscal 1995. The Defense Systems segment experienced improved margins on its non-HYDRA 70 sales and the segment's gross profit was favorably impacted by recovery of a claim for additional costs under a previously completed contract. The Sensors & Systems segment and the Medical segment both experienced margin improvements in several product lines.

Selling, general and administrative expenses as a percentage of net sales increased in the third quarter of fiscal 1996 versus the comparable period of fiscal 1995. The increase is primarily due to higher spending in the Medical segment to consolidate and begin marketing a product line acquired in the previous quarter.

Research, development and related expenses as a percentage of net sales for the third quarter of fiscal 1996 was unchanged compared to the same period in fiscal 1995. Spending increased in the Medical segment but was offset by declines in the Sensors & Systems segment, reflecting efforts to shift from development to manufacturing and engineering support for new Sensors & Systems segment products, primarily automotive sensors.

Nine months ended June 29, 1996 and July 1, 1995

Net sales for the first nine months of fiscal 1996 decreased slightly from the prior year.

Sensors and Systems segment net sales for the nine month period ended June 29, 1996 increased $5.1 million or 7.6% from the first nine months of fiscal 1995. The increased net sales were due to the growth of sales primarily in commercial sensor products.

Defense Systems segment net sales for the nine month period ended June 29, 1996 decreased $5.3 million or 14.3% from the first nine months of fiscal 1995, due to declining shipments of HYDRA 70 products as the contract is completed.

Consolidated cost of sales as a percentage of net sales decreased in the first nine months of fiscal 1996 from the comparable period of fiscal 1995. Sensors & Systems segment cost of sales as a percentage of net sales decreased due to continuing improvement in margins primarily on commercial sensor products. Cost of sales was also favorably impacted by cost reduction efforts for other sensor products not experiencing growth. The Defense Systems segment experienced an increase in gross profit from a claim recovery as well as margin improvements as sales associated with the high cost HYDRA 70 contract decline as completion of the contract nears.

Selling, general and administrative expenses as a percentage of net sales increased minimally in the first nine months of fiscal 1996 versus the comparable period of fiscal 1995, due primarily to spending in the Medical segment to support the integration of marketing for a new product line.

Research, development and related expenses for the first nine months of fiscal 1996 as percentage of net sales were only slightly higher compared to the same period in fiscal 1995 primarily due to efforts in the Medical segment to support new products partially offset by reductions in spending in some divisions of the Sensors & Systems segment.

Interest expense increased from the first nine months of fiscal 1995 due mainly to interest accrued in the Sensors & Systems segment related to the arbitration offset by a decrease in interest on short term borrowing. There was no short term borrowing in the first nine months of fiscal 1996, compared to $6.0 million for the same period in fiscal 1995.

Other income decreased slightly for the nine months ended June 29, 1996 versus the comparable period of fiscal 1995 due primarily to a decrease in royalty income from a technology licensing agreement offset partially by increased interest income on invested cash balances.

Income taxes vary from the expected rate due primarily to the effects of state income taxes.

Liquidity and Capital Resources

During the first nine months of fiscal 1996, total cash provided by operations was $1.1 million. Cash from operations benefited from the positive impact of non-cash charges to income from depreciation and amortization of $5.8 million and a decrease in the net assets of the HYDRA 70 rocket line of business of $1.7 million. Cash decreased as a result of the overall decrease in accrued expenses and other liabilities, which included two items connected with the ongoing arbritration with General Precision Industries (see discussion under Note E
- --Contingencies and Litigation in the Notes to Condensed Consolidated Financial Statements attached hereto) related to the acquisition of the quartz rate sensor technology. A $3.3 million liability accrued in 1995 was paid during the first nine months of 1996 and $3.0 million of estimated royalties were paid in the third quarter of fiscal 1996 based on preliminary rulings by the arbitration panel. Other uses of cash included increases in net inventories of $1.4 million and accounts receivable of $0.4 million and a decrease in deferred taxes and other long-term liabilities of $0.8 million.

Cash flows from investing activities included the sale by BEI Medical Systems Company, Inc. (BEI Medical) of $1.5 million of its preferred stock to an unrelated third party during the second quarter of fiscal 1996. The costs of issuing the stock were offset against the proceeds. Investing activities also includes $0.3 million utilized by BEI Medical to purchase a medical product line. The Company utilized $3.2 million in cash for capital expenditures. Management believes that the level of capital expenditures for the first nine months of fiscal 1996 is consistent with the current volume of business.

Cash flows from financing activities consisted of $0.4 million used to pay dividends on common stock offset by cash of $0.7 million provided by a sale of stock through the Employee Stock Purchase Plan and the exercise of stock options. The Company paid a $0.5 million liability from prior acquisitions. In July 1996, the Board of Directors approved the repurchase of up to 200,000 shares of common stock on the open market. As of the date of this report, no shares have been repurchased in connection with this program.

The Company adopted Financial Accounting Standards Board Statement ("FAS") No. 107 "Disclosures About Fair Value of Financial Instruments" and FAS No. 121 "Accounting for the Impairment of Long-lived Assets to be Disposed Of" effective October 1, 1995. The effect of adoption of the new statements was not material.

Based on the financial condition of the Company at June 29, 1996, management believes that the existing cash balances, cash generated from operations, and the available line of credit will be sufficient to meet the Company's planned needs for the foreseeable future.

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


PART II.  OTHER INFORMATION

Item 6            EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10       Fifth Amendment to Credit Agreement

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 29, 1996

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San
Francisco, County of San Francisco, State of California, on           .




                                     BEI ELECTRONICS, INC.


                                     By:     /s/ Robert R. Corr
                                             -----------------------------------
                                             Robert R. Corr
                                             Secretary, Treasurer and Controller
                                             (Principal Accounting Officer)