Form 10-K
period 1996-09-28
BEI ELECTRONICS INC
filed 1996-12-13
CIK 851478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 28, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-17885
                             BEI ELECTRONICS, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                        71-0455756
-------------------------------                        -----------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                           One Post Street, Suite 2500
                         San Francisco, California 94104
               --------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (415) 956-4477
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[    ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 29, 1996 was $59,704,975 (A). As of November 29, 1996, 6,985,629 shares of Registrant's Common Stock, excluding stock held in Treasury, were outstanding.

(A) Based upon the closing sale price of the Common Stock on November 29, 1996 as reported on the NASDAQ National Market System. Excludes 1,557,904 shares of Common Stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of Common Stock outstanding on November 29, 1996. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Registrant, or that such person is controlled by or under common control with Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant's  Proxy  Statement  with  respect  to its  1997  Annual  Meeting  of
Stockholders to be filed with the Securities and Exchange Commission is incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I

   Item 1.    Business................................................        3

   Item 2.    Properties..............................................       16

   Item 3.    Legal Proceedings.......................................       17

   Item 4.    Submission of Matters to a Vote of Security Holders.....       19

PART II

   Item 5.    Market for Registrant's Common Equity and
              Related Stockholder Matters.............................       19

   Item 6.    Selected Financial Data.................................       20

   Item 7.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations...........       21

   Item 8.    Financial Statements and Supplementary Data.............       25

   Item 9.    Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure..................       43

PART III

   Item 10.   Directors and Executive Officers
              of the Registrant.......................................       43

   Item 11.   Executive Compensation..................................       43

   Item 12.   Security Ownership of Certain Beneficial
              Owners and Management...................................       43

   Item 13.   Certain Relationships and Related Transactions..........       43

PART IV

   Item 14.   Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K.................................       44

Signatures    ........................................................       49

PART I

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1, "Business" as well as Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1.  BUSINESS

Introduction

BEI Electronics, Inc. (the "Company") is a diversified manufacturer which focuses its activity on two principal families of technology-oriented products. These include:

     1.) sensors, engineered subsystems and associated components which are used for the control of precision machinery and equipment in industrial, medical, automotive, aerospace and military applications (Sensors and Systems segment); and

     2.) proprietary medical instruments and supplies for diagnostic and minimally invasive surgical procedures (Medical Systems segment).

The Company also produced rocket-propelled ordnance systems for military use (Defense Systems segment) in fiscal 1996. (See Note C to Consolidated Financial Statements regarding exit of the HYDRA 70 Rocket business).

The Company conducted its fiscal 1996 operations through BEI Sensors & Systems Company (Sensors and Systems), BEI Medical Systems Company (Medical Systems) and BEI Defense Systems Company (Defense Systems). The Company has major operations in Arkansas, California, New Jersey and Texas. See Note N to Consolidated Financial Statements for Business Segment Data. For a discussion of factors relating to the Company's risks, see "Risk Factors" below.

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

SENSORS AND SYSTEMS SEGMENT

BEI Sensors and Systems Company produces components and systems that provide vital communication, information and control links between digital electronic equipment and precision mechanisms. Supplemental or complementary products such as motors are also manufactured. Sensors and Systems' products consist of optical encoders and servo systems, precision potentiometers, mechanical accelerometers, quartz rate sensors, pressure transducers, cryocoolers, actuators, brushless motors, quartz accelerometers, inertial guidance components and subsystems, and other control electronics which sense, drive and control the motion of a wide variety of machinery and equipment with the high accuracy and reliability required in modern industrial automation, space technology, aviation, automotive components, health care, science and office automation applications. Using standard designs, parts and subassemblies, the Company typically manufactures products to meet the specifications of end users or original equipment manufacturers (OEMs), who integrate these products into their systems, machinery and equipment. The Company's technical expertise allows it to offer its customers the flexibility to develop both customized components and fully integrated sensor and control systems that satisfy their individual requirements.

Products of Sensors and Systems Segment

The following products, which may be used alone or in combination, are produced in the Sensors and Systems segment:

Shaft Encoders and Servo Systems. Shaft encoders, when mechanically connected to rotating shafts, translate angular motion and velocity information into digital electronic signals. These signals are then received by signal processing electronics and used to control the operation of machinery and equipment. Shaft encoders, which are sometimes called optical encoders (or, simply, encoders) include a light source, a rotating slotted code disk through which the light passes, a photoelectric sensor, which receives the light through the code disk, and a signal processor to translate the pulses of light into digital information. The Company offers a wide array of encoders to serve a variety of applications. The most common applications are for factory automation, office automation, and transportation equipment, but specialized versions are also used for military and space hardware. Servo systems are closed-loop electronic systems that control the position or velocity of rotating shafts or other moving parts by accepting a desired rate or position input from computers or keyboards, monitoring the position or rate of movement (using an appropriate encoder or other sensor) and constantly providing feedback which indicates whether the desired performance has been achieved.

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

Mechanical accelerometers and rate sensors using traditional technology (e.g., pivot and jewel sensing mechanisms) rely on the movement of complex machined metallic parts to measure motion. The Company's miniature, solid state accelerometers and rate sensors are based on its innovative quartz technology. The Company developed the Quartz Rate Sensor (QRS) for military applications such as a replacement for traditional rotating wheel gyroscopes. Unlike a conventional gyroscope, which may contain several hundred individual parts in the sensing assembly, the QRS uses only one single element as its sensor. This element is chemically micro-machined from crystalline quartz using photolithographic methods similar to those used in the manufacture of silicon semiconductor chips. The advantages of quartz rate sensors and accelerometers over traditional mechanical units are increased reliability, reduced size, and lower production and life cycle cost. These factors led the automotive industry to incorporate this technology into their intelligent vehicle dynamic control systems.

GyroChip(TM) and Automotive Quartz Rate Sensors. The Company's GyroChip(TM) sensors developed for commercial gyro applications, are lower cost versions of the Quartz Rate Sensor. These products have found use in such varied requirements as navigation of autonomous guided vehicles (robotics), ocean buoy and sea-state monitoring, and stabilization of optical systems. Automotive Quartz Rate Sensors (ARQS) are in use as yaw sensors in stability control or anti-skid systems for automobiles. The GyroChip(TM) provides performance suitable for commercial applications while offering ruggedness, long life and small size at a lower cost than military versions of the product.

Precision Potentiometers. Potentiometers are used as position-sensing devices for throttles, steering position, transmission controls, wiper delay and seat and mirror positions in automobiles and heavy equipment such as earth movers, construction equipment and farm machinery. They are also used as position sensors in such applications as actuators on molding presses, saw mills and numerous other types of industrial equipment and in oil well logging calipers. Because of their resolution, durability and resistance to electronic noise, these devices are well suited to function as control transducers (a device which converts an input to another form of output; e.g., analog to digital). Customized versions of some potentiometers make these sensors suitable for the high acceleration, shock and vibration levels required for control and instrumentation of missiles, satellites and space vehicles. Incorporating the potentiometer technology with the Company's proprietary optical encoder technology has resulted in a multisensor that could serve as a steering wheel position sensor for intelligent vehicle dynamic control and braking system for future automobiles.

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

Pressure Transducers. Pressure transducers monitor aircraft engine, oil, fuel and cabin pressure and are capable of providing voltage or frequency output proportional to pressure in the range from vacuum to 10,000 psi. These products are produced to meet the requirements of low pressure ranges such as those needed for the measurement of altitude, airspeed and Mach number. Other versions accommodate higher pressure applications intended to provide accurate measurement, long life and resistance to severe vibration and shock environments. BEI's pressure transducers can be found on executive jets and turboprops, commercial and military aircraft, missiles and torpedoes, and on the Space Shuttle. The Sensors and Systems segment is currently developing a product line of silicon based pressure sensors designed for high volume commercial/industrial applications.

Actuators. Actuators are used in place of motors to achieve precise control of short stroke linear or limited rotary motion. Actuators using high energy magnets are also produced for specialized applications requiring intense force, torque or acceleration relative to the size of the device.

Cryogenic Coolers. This newly developed product line is a low cost, long life Stirling cycle refrigerator for generating cryogenic temperatures required for superconducting applications and infrared detection such as night vision and surveillance cameras.

Significant Customers and Marketing for Sensors and Systems Segment

The Sensors and Systems segment sold its products during the past fiscal year to approximately 6,400 commercial end users and OEMs, principally in the United States, through its direct sales force. Sales to the U.S. Government (or prime contractors to the U.S. Government) represented approximately 27% of Sensors and Systems net sales in fiscal 1996 and 32% in fiscal 1995. No other customer accounted for more than 10% of net sales in fiscal 1996 or fiscal 1995. While the Company has received several large orders from non-government customers, individual orders are typically less than $100,000. (See Note N to Consolidated Financial Statements.) The Company's strategy is to place increased emphasis on the development of non-government customers to offset the effects of reductions in government programs. (See Risk Factors below.)

The Sensors and Systems segment is represented internationally by approximately 60 sales representatives and distributors.

Field sales engineers are trained to assist in product selection and system design. Factory-based application engineers assist in defining performance criteria and in prototype development. Customer service staff are also available to coordinate after-sale service and support. Warranties on products typically range from a period of one to two years. Historically, warranty costs have not been significant.

Backlog for Sensors and Systems Segment

The segment's backlog at September 28, 1996 and September 30, 1995 was as follows:

                                              Backlog
                                       (dollars in thousands)
                    September 28, 1996                        September 30, 1995
                    ------------------                        ------------------

                           $39,832                                   $41,442

Backlog includes aggregate contract revenues remaining to be earned by the Company over the life of existing contracts. Some contracts undertaken by the Company extend beyond one year. Accordingly, portions of such contracts are carried forward from one year to the next as part of backlog. Not all of the backlog as of September 28, 1996 is scheduled for shipment during fiscal 1997.

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

The Sensors and Systems segment has commercial operations that typically ship standard products within 30 to 60 days after receipt of an order. The Company believes that its competitive position in this segment depends in part on minimizing the time between receipt and shipment of an order. Products which require special analysis, design or testing, such as those produced for customers in the aviation and defense or space technology markets, are generally shipped from six to twelve months after receipt of the order.

Competition for Sensors and Systems Segment

The Company's principal competitors in the Sensors and Systems segment include Dynapar Corporation and Veeder-Root, subsidiaries of Danaher Controls; Dynamics Research Corporation; Renco Encoders Incorporated, a subsidiary of Heidenhain Corporation; Encoder Products Company; Allied Signal; Litton; Northrop Corporation; Rockwell International Corporation; Honeywell; CTS Corporation and Kulite Semiconductor Products, Inc. In addition, the Company also may compete with manufacturers of competing technologies, such as resolvers, inductosyns, laser and fiber optic gyros and magnetic encoders.

Manufacturing for Sensors and Systems Segment

The Sensors and Systems segment manufacturing operations primarily consist of the manufacture and assembly of encoders, accelerometers, rate sensors, pressure sensors, potentiometers, motors, cryogenic coolers, actuators, servo systems and other electronics. Special equipment developed by the Company generates and replicates, with a high degree of accuracy, optical code disks, which are components critical to the production of optical encoders. Production of precision components for all systems requires accurate machining capabilities. Because of the sensitivity of certain products to environmental contamination, such as encoders, quartz rate sensors, cryo coolers and servo systems for space and military applications, these products are assembled under strict clean room conditions. The Company has initiated production engineering measures to support fabrication, assembly and testing of new sensors in quantities appropriate for the automotive industry.

Limited Manufacturing Experience; Scale-Up Risk; Product Recall Risk

The Company has only limited experience in manufacturing the AQRS. The Company currently manufactures in moderate quantities the AQRS in its Concord, CA facility and the steering sensor in its Tustin, CA facility. The Company does not have extensive experience in manufacturing these products in the quantities required to fulfill contracts covering 1997 and 1998. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Difficulties encountered by the Company in manufacturing scale-up could have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that future manufacturing difficulties or product recalls, either of which could have a material adverse effect on the Company's business, financial condition and results of operations, will not occur.

Dependence Upon Key Suppliers

The Company purchases materials used in the AQRS from various suppliers and relies on single sources for several components. Delays associated with any future material shorages, particularly as the Company scales up its manufacturing activities in support of commercial sales, could have a material adverse effect on the Company's business, financial condition and results of operations.

Research and Development for Sensors and Systems Segment

The major focus of this segment's R&D effort has been to improve performance, yield and predictability of existing products, with special emphasis on the quartz sensors used in yaw rate sensing in the automotive industry. Substantial effort has also been devoted to the development of an automotive yaw rate sensor and the manufacturing methods necessary to deliver competitive prices and quality in this market. New applications are being targeted to utilize the combined expertise of Sensors and Systems to achieve value-added subsystems in the motion control market such as servo systems, platform stabilization and pointing, along with intelligent sensor systems.

The Company has also produced prototypes of products incorporating silicon micromachined pressure sensors geared toward next generation requirements for automotive, industrial and aerospace markets.

U.S. Government Contracts for Sensors and Systems Segment

Approximately 27%, 32% and 40% of the Sensors and Systems segment's net sales in fiscal 1996, 1995 and 1994, respectively, were derived from contracts with the U.S. Government or under subcontract to prime contractors to the Government. Because a large portion of the segment's business is derived from contracts with the Department of Defense ("DOD") or other agencies of the U.S. Government, the Company's business is sensitive to changes in Government spending policies, which can have significant variations from year to year. At various times, the Company's results have been adversely affected by contract cutbacks and there can be no assurance that the Company's results of operations will not in the future be materially and adversely affected by changes in Government procurement policies or reductions in Government expenditures for products manufactured by the Company.

Under applicable regulations, various audit agencies of the U.S. Government conduct regular audits of contractors' compliance with a variety of Government regulations. Because of the recurring nature of changes in laws and regulations and related regulatory audits, the Company expects it will continue to incur costs for monitoring and compliance efforts. The Government also has the right to review retroactively the cost records of the Company under most U.S. Government contracts. Contract prices may be adjusted in the event the Company submits incomplete, inaccurate or obsolete cost or pricing data. U.S. Government contracts and subcontracts generally provide for either a fixed price, negotiated fixed price or cost-plus-fixed-fee basis for remuneration. The majority of the contracts with the U.S. Government are competitive fixed price or negotiated fixed price contracts, although cost-plus contracts were approximately 18% of U.S. Government net sales of the segment in fiscal 1996. For fixed price contracts, the Company bears the risk of cost overruns and derives the benefits from cost savings. As a result, greater risks are involved under fixed price contracts than under cost-plus contracts because failure to anticipate technical problems, estimate costs accurately or control costs during contract performance may reduce or eliminate the contemplated profit or may result in a loss.

All U.S. Government contracts contain termination clauses that allow the contract to be terminated either for contractor default or for the convenience of the Government. In the event of termination for the convenience of the Government, the clause typically provides that the contractor will receive payment for work-in-progress, including profit. To date, actual terminations of the Company's contracts by the Government have not had a significant effect on the Company's financial results. However, no assurance can be given that such terminations will not have a materially adverse effect on the Company's results of operations in the future. Portions of the Company's business are classified. As a result, the Company is and will be prohibited from disclosing the substance or status of such business.

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

Electrosurgery Units. These products use radio frequency (RF) currents to cut tissue and/or coagulate bleeding. Medical Systems produces a variety of electrosurgical generators which are designed for use in various medical and surgical procedures. These and associated supporting items are marketed under the Meditron(TM) brand and the brands of OEM customers.

Devices, Instruments & Procedure Kits. Medical Systems has a line of surgical instruments, procedure kits and devices which aid in or enable a physician to apply various technologies to an array of medical/surgical requirements in the field of gastroenterology, gynecology and reproductive health care. These products come in a variety of disposable or reusable configurations, allowing the caregiver's institution to select the most suitable option. Products include ZUMI(TM) uterine manipulator/injectors, ZUI(TM) uterine injectors, Z-Clamps(TM) and Z-Scissors(TM) for hysterectomy, cervical biopsy forceps, Corson-Myoma(TM) grasping forceps, ZSI Miya Hook(TM), micro surgical instruments, hysterectomy kits and other specialty instruments. Other products include endoscopic illuminators, cameras, various types of endoscopes and an automatic electronic insufflator. These products are used in laparoscopic procedures in gastrointestinal, orthopedic and general surgery.

Significant Customers and Marketing for Medical Systems Segment

Medical Systems' products are sold to a variety of customers primarily for the gynecology market. Other markets served include gastroenterology, orthopedics and general surgery. In the U.S., Medical Systems utilizes a system of independent manufacturer's representative organizations, direct sales representatives, and telemarketers to market its products directly to end users, hospitals, surgical centers and doctors' offices. Products are also sold through a network of domestic and international distributors. Additionally, a variety of products are private label manufactured under various OEM agreements. In fiscal 1996, OEM sales were 15% of Medical Systems sales, compared to 21% in fiscal 1995.

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

Competition for Medical Systems Segment

The Company's  principal  competitors  in the Medical  Systems  segment  include
Valleylab, a subsidiary of Pfizer, Microvasive, a subsidiary of Boston Scientific, Circon-Cabot , Utah Medical, Leisegang, Wallach, and CooperSurgical, Inc.

Manufacturing for Medical Systems Segment

Medical Systems segment manufacturing operations consist primarily of the manufacture and assembly of equipment such as electrosurgery units, endoscopic illuminators, endoscopes and electronic insufflators. Some component fabrication and assembly of various non-electrical products, both disposable and reusable, is performed by the manufacturing group. During fiscal 1996, Medical Systems' manufacturing facilities received ISO 9001 certification from Lloyds Register Quality Assurance. Additionally, the Company's facilities and documentation procedures for the manufacture of medical devices are required to conform to the Food and Drug Administration's ("FDA") Good Manufacturing Practices ("GMP"), enforced by the FDA through its facilities inspection program. Withdrawal of GMP status would have a material adverse effect on the Company's Medical Systems segment.

Research and Development for Medical Systems Segment

The Company's principal development effort for this segment has focused on proprietary devices for minimally invasive procedures in gynecology. Products currently under development include the Hydro ThermAblator(R) technology as an alternative to existing treatment for abnormal menstrual bleeding, the GyneSys(R) DX Diagnostic Catheter System for the diagnosis and treatment of fallopian tube obstruction, and the Flexible HysteroSys(TM) Diagnostic Hysteroscope as a cost effective solution suitable for the physician's office. Additionally, the Company continues development in monopolar and bipolar electrosurgical generators and the Company is pursuing expansion of the surgical illuminator and automatic insufflator product lines for general and laparoscopic surgery as well as for outpatient and office applications. The Company has continued to work with several OEM customers for the adaptation of its proprietary technology to various private label requirements.

Government Regulation

Medical Systems  manufactures  and sells medical  devices.  In the U.S., the FDA
(among  other   governmental   agencies)  is  responsible   for  regulating  the
introduction of new medical devices and the manufacturing, labeling and record-keeping for such devices. The FDA also reviews required reports of adverse events involving such devices. The FDA has extensive enforcement authority, including the power to seize products, restrain sales or prohibit the operation of manufacturing facilities until the noted deficiencies are corrected to the FDA's satisfaction. The FDA can also monitor recalls of products from consumer locations.

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

Medical device laws are also in effect in many of the countries outside the U.S. in which Medical Systems does business. These range from comprehensive device approval requirements to requests for product data or certifications. The number and scope of these requirements are increasing. This trend toward increasing product regulation is evident in the European Community, where efforts are under way to harmonize the regulatory systems. Such regulatory systems include ISO 9000, IEC 601 and CE marks.

Uncertainty Related to Health Care Reform

Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems. Legislative debate is expected to continue in the future, and the Company cannot predict what impact the adoption of any federal or state health care reform measure or future private sector reform may have on its Medical Systems business.


DEFENSE SYSTEMS SEGMENT

For fiscal 1996 and prior years, BEI Defense Systems Company (hereafter Defense Systems) provided rocket systems, including weapons management systems, rocket motors, and combat and training warheads primarily to the Department of Defense
(DOD), and also to allied foreign governments. For a number of years, Defense Systems was the sole manufacturer and integrator of the HYDRA 70 (H 70), a cost-effective, advanced free-flight rocket system employed in a variety of combat and training roles. In September 1995, management of the Company reached a decision to exit the rocket manufacturing line of business which made up a substantial portion of the Company's Defense Systems segment. For fiscal 1996, H 70 revenues represented 89% of Defense Systems' total sales. All H 70 contract deliveries were completed during fiscal 1996. The Company anticipates no further sales of H 70 rockets, fuzes or warheads.

Products of Defense Systems Segment

HYDRA 70 Rocket Systems.

The H 70 is a 2.75 inch free-flight rocket system which features a microprocessor-based weapons management system that provides automatic control of components such as rocket motors, fuzes and a variety of warheads, each of which is specifically adapted for use as part of the system. The Company completed production of rocket motors, fuzes and warheads in fiscal 1996 and anticipates no further sales of H 70 rockets, fuzes or warheads.

Weapons Management System. Defense Systems developed and presently manufactures an electronic, microprocessor-based weapons management system that controls between seven and seventy-six 2.75 inch rockets. The systems may be programmed to manage simultaneously up to five different warheads, to set fuzes remotely and to display the inventory of warheads remaining. The weapons management system product line is ongoing and represents all of Defense Systems backlog at fiscal 1996 year end.

Significant Customers and Marketing for Defense Systems Segment

Defense Systems has marketed its products primarily to the DOD either directly or indirectly as a subcontractor to prime contractors. Defense Systems also marketed its products to allied foreign governments both through direct sales and through foreign military sales programs funded by the U.S. Government. Foreign sales constituted approximately 3% of Defense

Systems' revenues in each of fiscal 1996, 1995 and 1994. (See Note N to Consolidated Financial Statements.) Defense Systems completed its current backlog of rocket and warhead production during fiscal 1996.

Backlog for Defense Systems Segment

The segment's backlog at September 28, 1996 and September 30, 1995 was as follows:

                                                  Backlog
                                           (dollars in thousands)
                           September 28, 1996                September 30, 1995
                           ------------------                ------------------

                                 $6,757                              $35,836

Backlog includes aggregate contract revenues remaining to be earned by the Company over the life of existing contracts. All of the backlog as of September 28, 1996 is for products other than H 70 rockets, fuzes and warheads. In the case of U.S. Government contracts, backlog includes only those contracts that are fully funded by a procuring Government agency. All U.S. Government contracts and subcontracts are subject to termination by the U.S. Government for convenience.

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

Manufacturing for Defense Systems Segment

Defense Systems' manufacturing operations consisted primarily of the production and assembly of fuzes, rocket motors, warheads and explosive devices, as well as the assembly of electronic products. Certain Defense Systems' operations were subject to rigorous safety requirements which are normal to the handling of munitions and explosives.

Research and Development for Defense Systems Segment

Company funding of R&D efforts was discontinued during fiscal 1995. New R&D funding is not expected or required to support the weapons management product line.

U.S. Government Contracts for Defense Systems Segment

Approximately 97% of the Defense Systems segment's net sales in each of fiscal 1996, 1995 and 1994 were derived from contracts with the U.S. Government or under subcontract to other prime contractors to the Government. (See Note C to Consolidated Financial Statements.)

Under applicable regulations, various audit agencies of the U.S. Government conduct regular audits of contractors' compliance with a variety of Government regulations. Because of the recurring nature of changes in laws and regulations and related regulatory audits, the Company expects to continually incur costs for monitoring and compliance efforts. During fiscal 1996, these costs were similar to 1995 but there can be no assurance that such costs will not be material in fiscal 1997. The Government also has the right under most U.S. Government contracts to review retroactively the cost records of the Company. Contract prices may be adjusted in the event the Company submits incomplete, inaccurate or obsolete cost or pricing data.

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

Major Programs for Defense Systems Segment

Sales of HYDRA 70 systems and components represented approximately 26%, 27% and 31% of the Company's revenues in fiscal 1996, 1995 and 1994, respectively. Sales of the HYDRA 70 systems and components will be insignificant in 1997. The failure of the Alliant-BEI team to win the 1995 competitive award for continued HYDRA 70 production eliminated these sales for years beyond fiscal 1996, when existing contract requirements were virtually 100% complete.

GENERAL - ALL SEGMENTS

Employees

As of September 28, 1996, the Company had 1,003 employees, including 126 in research, development and engineering, 76 in administration, 108 in marketing and sales, 679 in operations and 14 in corporate. The Company believes its continued success depends on its ability to attract and retain highly qualified personnel. The Company's employees are not presently represented by any collective bargaining agreements. To date, the Company has not experienced any work stoppages and considers its employee relations to be good.

Significant Customers

During fiscal 1996, 1995 and 1994, the U.S. Government and other Government contractors accounted for approximately 45%, 50%, and 57%, respectively of the Company's total net sales.

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

Research and Development

The Company believes that its future success will depend in part on its ability to continue to enhance its existing products, and to develop and introduce new products that maintain technological leadership, meet a wider range of customer needs and achieve market acceptance. Accordingly, the Company's internally funded research, development and related engineering expenditures were approximately $4.9 million, $5.0 million, and $7.2 million in fiscal 1996, 1995 and 1994, respectively. In fiscal 1996, 1995 and 1994, customer funded research and development expenditures charged to cost of sales were $3.5 million, $9.3 million and $10.4 million, respectively. The 1996 level represents less government funding of quartz product development and advanced rocket systems and is consistent with future funding expectations.

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

The Company holds 106 U.S. patents and 57 foreign patents with expiration dates ranging from March 1997 to August 2014. Because many of these patents relate to technology that is important to certain of the Company's products, the Company considers these patents to be significant to its business. There can be no assurance, however, that any patent will provide adequate protection for the technology or product it covers.
                                                                              11

The Company believes that, because of the rapid pace of technological change as well as the impact of Government requirements, factors such as technical expertise, frequent product enhancements, new product introductions and customer service and support are generally more important to its business than patents. The Company filed for several patents in the 1996 fiscal year; however, there can be no assurance that patents will issue from any present or future applications filed by the Company or, if patents issue, that any claims allowed will be sufficiently broad to protect the Company's technology.

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

Facility Security Clearance.
The Company has several facility security clearances from the U.S. Government. A portion of the Company's net sales in fiscal 1996, 1995 and 1994 was derived from work for which this clearance was required. Continuation of this clearance requires that the Company remain free from foreign ownership, control or influence (FOCI). In addition, the Company is required to comply with the regulations promulgated by the Defense Investigative Service (DIS), which relate, in large part, to the Company's control of classified documents and other information. Loss of such security clearances and the related loss of U.S. Government contracts would have a materially adverse effect on the Company's results of operations. Management does not believe that there is presently any substantial risk of FOCI or DIS noncompliance that would cause any of its security clearances to be revoked.

Regulation of Foreign Sales.
All Defense Systems' and certain of Sensors and Systems' exports are subject to restrictions contained in the U.S. Department of State's International Traffic in Arms Regulations and require export licenses in order to be sold abroad. Non-defense related foreign sales are generally governed by the Bureau of Export Administration of the U.S. Commerce Department which also frequently requires export licenses. The Company's net sales to foreign customers constituted approximately 9%, 8% and 8% of revenues for fiscal 1996, 1995 and 1994, respectively. To date, the Company has not experienced any significant difficulties in obtaining the requisite licenses. In addition, the Company is subject to the Foreign Corrupt Practices Act, which prohibits payments or offers of payments to foreign officials for the purpose of influencing an act or decision by a foreign government, politician or political party in order to assist in obtaining, retaining or directing business to any person.

Risk Factors

Defense Spending and Government Contracting.
A significant portion of the Company's net sales has been derived from contracts with departments and agencies of the U.S. Government and with other Government contractors. In fiscal 1996, 1995 and 1994, such contracts accounted for approximately 45%, 50% and 57%, respectively, of the Company's total net sales. The completion of rocket contracts during 1996 makes it likely that the percentage of net sales to the government will be lower in the foreseeable future. The Company believes that the success of the Company's business will continue to be dependent, in part, upon its ability to participate in various Government programs. There can be no assurance that the U.S. Government will continue its commitment to programs to which the Company's products are applicable or that the Company will continue to be awarded contracts under such programs. Please refer to the discussion regarding competition in the segment discussion above. Reductions in the federal funds available for projects the Company is performing have in the past, and may in the future have an adverse impact on the Company's results of operations.

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

Other Risk Factors.
For  additional  risk  factors  affecting  the Sensors and Systems  segment see:
Significant Customers and Marketing, Limited Manufacturing Experience, Dependence on Key Suppliers, and U.S. Government Contracts in the segment discussion above.

For  additional  risk  factors   affecting  the  Medical  Systems  segment  see:
Government Regulation and Uncertainty Related to Health Care Reform in the segment discussion above.

For additional risk factors affecting the Defense Systems segment see: U.S. Government Contracts and Major Programs in the segment discussion above.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

The executive officers and directors of the Company and their ages as of December 1, 1996 are as follows:


Name                               Age   Position
-----------------------------------------------------------------------------
Charles Crocker                    57    President, Chief Executive Officer &
                                         Chairman of the Board of Directors
Gary D. Wrench                     63    Senior Vice President, Chief
                                         Financial Officer & Director
Dr. Lawrence A. Wan                58    Vice President of Corporate Technology
Robert R. Corr                     50    Secretary, Treasurer & Controller
Richard M. Brooks (1) (2)          68    Director
George S. Brown (2)                75    Director
C. Joseph Giroir, Jr. (1) (2)      57    Director
William G. Howard, Jr. (1)         55    Director
Peter G. Paraskos (1)              68    Director
-----------------------------------------------------------------------------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

Mr. Crocker, a founder of the Company, has served as Chairman of the Board of Directors of the Company since October 1974. Mr. Crocker assumed the positions of President and Chief Executive Officer, effective October 1, 1995, following the retirement of Mr. Paraskos. Mr. Crocker served as President of Crocker Capital Corporation (a Small Business Investment Company), from 1970 to 1985, and as General Partner of Crocker Associates, a venture capital investment partnership, from 1970 to 1990. He currently serves as a director of Fiduciary Trust Company International, Superconductor Technologies, Inc., Pope & Talbot, Inc. and KeraVision. Mr. Crocker holds a B.S. from Stanford University and an M.B.A. from the University of California, Berkeley.

Mr. Wrench has served as Senior Vice President and Chief Financial Officer of the Company since July 1993 and as a Director of the Company since February 1986. From April 1985 to July 1993, he served as Vice President of the Company and President and Chief Executive Officer of Motion Systems Company, Inc., then a wholly owned subsidiary of the Company that is now a part of Sensors & Systems Company. Other experience includes twenty years with Hughes Aircraft Company including an assignment as President of Spectrolab, Inc., a Hughes subsidiary. Mr. Wrench holds a B.A. from Pomona College and an M.B.A. from the University of California, Los Angeles.

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

Mr. Corr was named Secretary of the Company in February 1995 and has served as Controller since November 1989 and Treasurer since November 1987. From 1978 to 1987, he was employed by AMPEX Corporation, an electronics and magnetic media company, in various financial positions. From 1975 to 1978, he was an Auditor for Arthur Andersen & Co. Mr. Corr received a B.B.A. from Loyola University and is a Certified Public Accountant in the State of California.

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

Mr. Paraskos retired as President and Chief Executive Officer of the Company effective October 1, 1995. He remains a Director of the Company and also serves on the Board of Directors of the Company's Defense Systems subsidiary. Mr. Paraskos served as President, Chief Executive Officer and a Director of the Company from July 1990. Mr. Paraskos joined BEI in connection with the Company's acquisition from Thorn EMI of substantially all the assets of four of the six divisions of the Systron Donner Corporation. From 1986 to 1990, Mr. Paraskos served as President and Chief Executive Officer of the Systron Donner Corporation, a manufacturer of avionics and aerospace sensors and subsystems, and served in positions as Executive Vice President and Chief Operating Officer and in general management from 1983 to 1986. Mr. Paraskos holds two degrees in Engineering from Columbia University and has served in the Marine Corps as an infantry officer, fighter pilot and test pilot. He is a member of the Board of Nominations of the Aviation Hall of Fame and a life member of the Society of Experimental Test Pilots.

The Company has a classified Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control or management of the Company. For purposes of determining their term of office, directors are divided into three classes, with the term of office of the first class to expire at the 1997 annual meeting of stockholders, and the term of office of the second class to expire at the 1998 annual meeting of stockholders and the term of office of the third class to expire at the 1999 annual meeting of stockholders. Class I consists of Mr. Brooks, Mr. Howard, and Mr. Paraskos; Class II consists of Mr. Crocker and Mr. Brown; and Class III consists of Mr. Giroir and Mr. Wrench. Directors elected to succeed those directors whose term expires will be elected for a three year term of office. All directors hold office until the next annual meeting of stockholders, at which their term expires, and until their successors have been duly elected and qualified. Executive officers serve at the discretion of the Board. There are no family relationships among any of the officers and directors.


ITEM 2.       PROPERTIES

The Company's principal executive offices are located in leased office space in San Francisco, California, under a lease which expires in 1998. The Company owns or operates 10 other facilities that relate to the Sensors and Systems, Defense
Systems and Medical Systems segments and maintains office space in various locations throughout the United States for sales and technical support. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Company. In addition to its executive offices, the Company's principal facilities are as follows:


Location                                        Description of Facility
--------------------------------------------------------------------------------------------------------------------
Sensors and Systems Segment

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

Sylmar, California                              Subleased 83,000 square foot manufacturing, engineering and administrative facility.
--------------------------------------------------------------------------------------------------------------------

Defense Systems Segment

Euless, Texas                                   Owned 72,000 square foot manufacturing, engineering and
                                                administrative facility and subleased  2,000 square foot warehouse facility, used primarily for record storage.
--------------------------------------------------------------------------------------------------------------------

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

The arbitration panel bifurcated the issues in the arbitration, and issued an interim ruling in February 1995. In that interim ruling, which will become final at the close of the arbitration, the Panel concluded that the license agreement was not subject to termination, that non-recurring engineering revenues were not royalty-bearing, and that $1 million of the $4.3 million discussed above is due only if certain conditions are met in the future. These conditions were substantially met in fiscal 1996 and $1.0 million was accrued for these costs and charged to operations in the fourth quarter of fiscal 1996. The Panel also concluded that the Company is entitled to ownership of an accelerometer patent that the former Shareholders developed. Further, in September 1995, the panel ruled that certain development costs incurred by the Company could not be used to offset accrued royalties. As a result, in September 1995, the Company accrued $3.5 million for royalties and related costs based on its understanding of the amounts due under the panel's September ruling. The estimate of royalties and related amounts due under the license agreement are based on the Company's proposal to the panel and are significantly less than amounts proposed by the licensor. Under the panel's February ruling, $3.3 million of the $4.3 million became due. This amount, which is considered part of the original acquisition cost of the technology, was accrued in February 1995, paid in October 1995, and is being amortized over the remaining term of the license.

The second phase of the arbitration involved the final determination of royalty amounts due for unit sales of product using the acquired technology and other matters including the parties' respective claims for attorneys' fees. In April 1996 the panel issued a second interim ruling which will become final at the end of the arbitration. In the ruling the panel asked both of the parties to quantify royalties using guidance set forth by the panel. Both parties requested clarification of several issues in the April decision. In July 1996, the panel issued a clarification of the April decision and both parties agreed to royalty amounts submitted to the panel in August 1996. These amounts were reflected in the Company's fiscal 1996 results of operations and were not materially different from the Company's previous estimates.

In November 1996 both parties presented their respective arguments as to why they were the substantially prevailing party in the arbitration and thus eligible to be awarded fees and costs at the discretion of the panel. The panel unexpectedly ruled that the former shareholders may be entitled to recover the costs and expenses incurred by them (including reasonable attorney's fees) in connection with the arbitration. Based on presently available information, it is not possible for the Company to estimate the amount of costs and expenses that may awarded by the panel and ultimately payable by the Company. If the final award is for all the costs and expenses of the former shareholders, the amount would be substantial and would result in a one-time charge to operations in the quarter in which it is recognized.

CooperSurgical, Inc. vs. BEI Medical Systems Company, Inc. et al.

In October 1993, CooperSurgical, Inc., a subsidiary of The Cooper Companies, filed a claim for unspecified damages alleging unfair competition due to actions by BEI Medical Systems and its president Richard Turner, a former employee of The Cooper Companies, and others. On May 16, 1994, the Chancery Division for the Superior Court of New Jersey granted a partial summary judgment in favor of the plaintiff and issued an injunction against the defendants restraining them from selling certain products until June 20, 1996. In September 1994, BEI Medical Systems filed a motion to vacate the May 16, 1994 order. On November 28, 1994, the Court vacated the restraint order. On October 16, 1995 the Court clarified that the partial summary judgment of its May 16, 1994 order remains in effect. On January 31, 1996, the Court issued a ruling which affirmed the legal basis for BEI Medical Systems to assert a counterclaim for damages against CooperSurgical regarding the parties' electrosurgical generator contract.

In June 1996, more than one year after fact and expert discovery closed in May 1995, CooperSurgical's counsel sent to BEI's counsel a letter purporting to supplement CooperSurgical's previous responses to interrogatories. The June 1996 letter indicated that CooperSurgical's damages for one particular aspect of the claim were between $24 and $50 million with respect to a claim for which CooperSurgical's experts had previously estimated damages of $3.4 million. BEI will vigorously oppose any CooperSurgical attempt whatsoever to introduce at trial any evidence of a damage claim based upon its June, 1996 purported supplement.

Management has vigorously defended its rights in this action and believes after discussion with legal counsel that the CooperSurgical claims are exaggerated. In 1995 expert witnesses for BEI prepared a formal response to the damage computations CooperSurgical previously submitted. BEI's experts stated that if CooperSurgical were entitled to damages, those damages would total less than $100,000, and would be more than offset by BEI Medical Systems' counterclaims against CooperSurgical, if BEI Medical Systems were successful in its counterclaims. Several trial dates were set during 1996, all of which were postponed by the court. The trial is currently scheduled for March 17, 1997. BEI, after consultation with counsel, believes that the additional damage figures stated in the June 1996 letter from CooperSurgical's counsel are unfounded. While the outcome of this matter cannot be determined at this time, management believes, taking known factors into account and after consultation with legal counsel, that this matter will not result in a material adverse impact on the financial position of the Company.

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


1996 Fiscal Year                                                   Cash Dividend
(ended 9/28/96)                           High          Low          Declared
--------------------------------------------------------------------------------
Fourth Quarter                         $   11.00      $   8.50       $   0.02

Third Quarter                          $   13.50      $   8.55       $   0.02

Second Quarter                         $    9.00      $   6.75       $   0.02

First Quarter                          $    7.63      $   6.25       $   0.02
--------------------------------------------------------------------------------

1995 Fiscal Year
(ended 9/30/95)
--------------------------------------------------------------------------------
Fourth Quarter                         $    8.25      $   6.50       $   0.02

Third Quarter                          $    7.25      $   5.50       $   0.02

Second Quarter                         $    5.88      $   5.00       $   0.02

First Quarter                          $    5.75      $   5.00       $   0.02
--------------------------------------------------------------------------------

As of November 29, 1996, there were approximately 1,200 holders of record of the Company's common stock. The Board of Directors has declared and the Company has paid quarterly cash dividends of $.02 per share of common stock in each of fiscal 1996 and 1995. The Board of Directors has declared a dividend of $.02 per share of common stock to stockholders of record at December 6, 1996, payable December 23, 1996 for the first quarter of fiscal 1997. Payment of dividends is within the discretion of the Company's Board of Directors, will be subject to continual review and will depend, among other factors, upon the earnings, capital requirements, operating results and financial condition of the Company from time to time. There are no restrictions on the Company's ability to pay dividends provided the covenants set forth in its bank credit agreement and Senior Note agreement are met (see Notes E and G to the Consolidated Financial Statements). The covenants primarily concern certain operating ratios and minimum balances of tangible net worth.


ITEM 6.       SELECTED FINANCIAL DATA

The selected financial data for the five fiscal years presented below is derived from the audited Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.


(in thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------------------
                                                                               Years Ended
                                --------------------------------------------------------------------------------------
                                     September 28        September 30         October 1       October 2      October 3
                                             1996                1995              1994            1993           1992
----------------------------------------------------------------------------------------------------------------------
Statement of Income Data:
Net sales                                $148,738            $144,903          $138,658        $146,719       $156,622
Net income (loss)                           1,889              (4,391)           (1,744)          3,778          7,180
Earnings (loss) per
common share and
common equivalent share                      0.27              (0.65)            (0.26)            0.56           1.05

Cash dividends per
common share                                $0.08               $0.08             $0.08           $0.08          $0.08
Weighted average shares
outstanding                                 7,108               6,759             6,657           6,783          6,836

Balance Sheet Data:
Working capital                           $38,102             $35,923           $40,189         $35,667        $16,036
Total assets                              115,011             113,738           112,432         108,528         96,472
Long-term debt
 (excluding current portion)               24,348              30,157            30,421          20,050          3,153
Stockholders' equity                       55,972              53,319            57,829          59,606         55,560
----------------------------------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section.


The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations.

--------------------------------------------------------------------------------
                                                1996        1995         1994
--------------------------------------------------------------------------------
Net sales                                      100.0%      100.0%       100.0%
Cost of sales                                   68.8        74.2         70.4
--------------------------------------------------------------------------------
Gross profit                                    31.2        25.8         29.6
Operating expenses:
Selling, general and
    administrative expenses                     24.9        23.7         25.5
Provision for royalty and related
    expenses                                      --         2.4           --
Research, development and
    related expenses                             3.3         3.4          5.2
--------------------------------------------------------------------------------
Income (loss) from operations                    3.0        (3.7)        (1.1)
Other income                                     0.7         0.7          0.7
Interest expense                                 1.7         1.7          1.7
--------------------------------------------------------------------------------
Income (loss) before income taxes                2.0        (4.7)        (2.1)
Provision for income taxes (credit)              0.7        (1.7)        (0.8)
Net income (loss)                                1.3%       (3.0)%       (1.3)%
================================================================================

See Note N to the Consolidated Financial Statements for information on segment data.

Fiscal Years 1996, 1995 and 1994

Net Sales

In fiscal 1996, the Company's net sales increased 2.6% to $148.7 million from $144.9 million in fiscal 1995.

Sensors and Systems segment net sales increased 6.9% to $96.7 million from $90.5 million. This increase reflects the continued growth in sales of commercial product lines, including those for industrial, automotive and medical markets.

Offsetting the increase from the Sensors & Systems segment, the Defense Systems segment net sales decreased 6.5% to $42.6 million from $45.6 million. The decline is primarily due to the decline in sales under a completed rocket development contract for the Advanced Rocket System. This contract represented approximately 1.2% of Defense Systems sales in fiscal 1996 compared to 6% in fiscal 1995. This contract has no further funding beyond fiscal 1996. The principal product of the Defense Systems segment was the HYDRA 70 (H 70) Rocket produced under a competitively bid fixed price contract. No significant future sales of H 70 are expected.

As discussed in detail at Note C to Consolidated Financial Statements, "HYDRA 70 Rocket Contract and Related Contingencies," the Defense Systems segment has certain disputes pending with the U.S. Government. In September 1995, management of the Company reached a decision to exit the rocket manufacturing line of business which makes up a substantial portion of the Defense Systems segment. The backlog of H 70 rockets existing at the end of fiscal 1995 was shipped in fiscal 1996.

Medical Systems sales increased 6.8% to $9.4 million in fiscal 1996 from $8.8 million in fiscal 1995.

In fiscal 1995, the Company's net sales increased 4.5% to $144.9 million from $138.7 million in fiscal 1994. Sensors and Systems segment net sales increased 9.9% to $90.5 million from $82.4 million primarily reflecting the continued growth in sales of commercial product lines, including those for industrial, automotive and medical markets.

Defense Systems segment net sales decreased 4.3% to $45.6 million in fiscal 1995 from $47.6 million in fiscal 1994, primarily due to the decline in sales under a completed rocket development contract for the Advanced Rocket System. This contract represented approximately 6% of Defense Systems sales in fiscal 1995 compared to 11% in fiscal 1994. The principal product of the Defense Systems segment was the HYDRA 70 (H 70) Rocket produced under a competitively bid fixed price contract. Fiscal 1995 sales of H 70 related products were consistent with the prior year.

In fiscal 1995, Medical Systems sales remained relatively flat at $8.8 million , a 1.9% increase from $8.7 million in fiscal 1994.

The Company's sales to international customers were approximately 9.2%, 8.3% and 7.5% of the Company's net sales for fiscal 1996, 1995 and 1994, respectively. International sales can vary significantly as a percentage of sales depending on the timing of shipments and size of orders.

Cost of Sales and Gross Profit

Cost of sales as a percentage of net sales was 68.8%, 74.2%, and, 70.4% in fiscal 1996, 1995 and 1994, respectively.

The decrease in cost of sales as a percentage of net sales in fiscal 1996 from fiscal 1995 results from provisions for additional contract completion costs of $1.5 million which were included in 1995 cost of sales to reflect the wind up of rocket related business, and the settlement of claims relating to prior year H 70 contracts, which increased fiscal 1996 sales by $3.6 million. (See Note C to Consolidated Financial Statements, "HYDRA 70 Rocket Contract and Related Contingencies").

During fiscal 1996, the Sensors & Systems segment cost of sales as a percentage of sales remained relatively flat, decreasing 0.3% to 62.5% from 62.8% in fiscal 1995.

The increase in cost of sales as a percentage of net sales in fiscal 1995 from fiscal 1994 primarily reflects substantial increases in the Defense Systems segment cost of sales. The increase in fiscal 1995 resulted from a lower priced product mix and from the Company's decision to exit the rocket manufacturing line of business as described above.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales were 24.9%, 23.7% and 25.5% in fiscal 1996, 1995 and 1994, respectively.

Fiscal 1996 selling, general and administrative expenses increased $2.6 million from $34.3 million in fiscal 1995 to $36.9 million. The Defense Systems segment expenses increased $1.7 million due primarily to incentive accruals related to successful completion of outstanding contracts and related claim issues, and higher than anticipated costs associated with government contract delays during fiscal 1996. Medical Systems selling, general and administrative expenses increased by $0.7 million primarily to support continuing trials of a product in development in fiscal 1996. Sensors & Systems selling, general and administrative expenses increased to support operations selling commercial products with a portion of the increase offset by declines in operations selling government products.

Fiscal 1995 selling, general and administrative expenses of $34.3 million included $1.1 million for the settlement of a U.S. Government Administrative contract claim. Spending was reduced in both the Defense and Medical segments as well as Corporate headquarters consistent with efforts to reduce operating losses. The Sensors and Systems segment experienced higher selling, general and administrative expenses to support sales growth in commercial product lines. In addition to selling, general and administrative expense, the Company recorded a charge in the fourth quarter of fiscal 1995 in the amount of 2.4% of net sales ($3.5 million) for royalty and related costs incurred on the basis of an interim arbitration ruling (see Note M to Consolidated Financial Statements, "Contingencies and Litigation").

Research, Development and Related Expenses

The Company's internally funded research, development and related expenses as a percentage of net sales were 3.3%, 3.4% and 5.2% for fiscal 1996, 1995 and 1994, respectively.

Research and Development expenses in fiscal 1996 were concentrated in the Sensors and Systems segment. Overall research and development spending declined slightly as engineering effort was shifted to manufacturing support as new automotive sensors began to ramp up production. The Medical Systems segment increased research and development efforts during fiscal 1996 primarily as a result of continuing product trials.

Research and Development spending in fiscal 1995 was concentrated in the Sensors and Systems segment to support the growth of the commercial product lines. Consequently, certain programs were phased out while emphasis on development of sensors for the automotive industry was increased.

The Company believes that the continued timely development of new products and enhancements to its existing products is essential to maintaining its competitive position. Accordingly, the Company anticipates that such expenses will increase in absolute amount, but may fluctuate as a percentage of sales depending on the Company's success in acquiring customers or, in some cases, U.S. Government funding.

Interest Expense and Other Income

Interest expense as a percentage of net sales in fiscal 1996 remained consistent with fiscal 1995 at 1.7%. Interest is paid primarily on the Senior Note debt. There was no new long term debt issued during fiscal 1996.

Other income in fiscal 1996, 1995, and 1994 is comprised of royalty income from H 70 licenses and interest income earned on highly liquid investments. Total other income in fiscal 1996 increased slightly from the prior year; however, H 70 royalties from the Defense Systems segment declined while interest income on invested cash increased due to positive inflows of cash primarily from the conversion of assets to cash as a consequence of concluding H 70 operations.

Income Tax Provision

The Company's effective tax (benefit) rate was 35.8%, (35.7%), and (40.0%), for fiscal 1996, 1995 and 1994, respectively. The effective tax rate reflects the statutory federal tax rate and the weighted average tax rate of the states in which the Company conducts business. The fiscal 1996 tax rate reflects realization of additional federal and state tax credits for research and development identified in 1996. The fiscal 1995 effective tax rate was lower than the effective rate in fiscal 1994 due to losses in certain states where realization of the benefits of the losses is uncertain. The effective tax benefit for fiscal 1994 reflects a favorable settlement of an IRS examination.

Deferred Income Taxes

At September 28, 1996, the Company had net deferred tax assets of $1,652,000 composed of deferred tax assets of $6,452,000, net of the valuation allowance of $1,023,000, and deferred tax liabilities of $3,777,000. The Company believes it is likely that the benefits of the deferred tax assets will be realized through the reduction of future taxable income.

Management has considered appropriate factors in assessing the probability of realizing these deferred tax benefits. These factors include the deferred tax liabilities of $3,777,000 and the presence of significant taxable income in fiscal 1996.

The valuation allowance is established primarily for state net operating losses of the Medical Systems segment which cannot be offset against income of the Company or its subsidiaries in other states. These states have relatively short loss carryover periods of five to seven years.

Management intends to evaluate the realizability of deferred tax assets on a quarterly basis by assessing the need for any additional valuation allowance.

Liquidity and Capital Resources

During fiscal 1996, operating activities provided $8.4 million in cash. Consolidated net income of $1.9 million plus non-cash charges for depreciation and amortization of $4.8 million and $3.2 million, respectively, were partially offset by increases in net current assets. Defense Systems net cash inflows from the liquidation of H 70 inventories were more than offset by increases in accounts receivable and the payment of accrued liabilities from fiscal 1995 related to the Sensors and Systems arbitration with the former shareholders of GPI (see Note M to the Consolidated Financial Statements, "Contingencies and Litigation").


Investing activities, which used approximately $2.3 million in cash, included the purchase of $4.0 million in capital equipment, primarily by Sensors & Systems, which is consistent with the growth of the segment. Investment spending was partially offset by cash inflows from a third party investment of $1.5 million in Medical Systems' preferred stock.

Cash was used in financing activities to reduce long term debt in connection with scheduled payments stemming from the acquisitions of Meditron (Meditron(TM)) and Zinnanti Surgical Instruments in previous years. The Company also used cash to pay dividends on common stock. Proceeds from the issuance of stock included $0.8 million from the exercise of stock options.

The Company had no material capital or other commitments at September 28, 1996 except as discussed in Note M to the Consolidated Financial Statements, "Contingencies and Litigation."

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures About Fair Value of Financial Instruments" in fiscal year 1996. There was no material impact on the consolidated financial statements as a result of adoption of SFAS 107.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" in fiscal year 1996. SFAS No. 121 was applied prospectively from the date of adoption and the effect of adoption was not material to the consolidated financial statements.

As of September 28, 1996, the Company was in compliance with all financial covenants on outstanding debt.

Based on the financial condition of the Company at September 28, 1996, management believes that the existing cash balances, cash generated from operations, and available lines of credit will be sufficient to meet the Company's planned needs for the foreseeable future. If the Company requires additional capital, it anticipates that such capital will be provided by bank or other borrowings, although there can be no assurances that funds will be available on terms as favorable as those applicable to the Company's currently outstanding debt.

Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.


ITEM  8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
BEI Electronics, Inc. and Subsidiaries


--------------------------------------------------------------------------------------------------------------------
                                                                                 September 28          September 30
dollars in thousands except par values                                                   1996                  1995
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
Cash and cash equivalents                                                             $17,329               $11,690
Trade receivables:
  United States Government                                                              5,335                 5,054
  Commercial customers, less allowance for doubtful
     accounts (1996--$843; 1995--$451)                                                 13,610                13,806
--------------------------------------------------------------------------------------------------------------------
                                                                                       18,945                18,860


Inventories--Note D                                                                    22,911                20,482
Refundable income taxes                                                                   356                   498
Other current assets                                                                    2,073                 2,374
Deferred income taxes--Note H                                                           3,051                 3,106
Current assets of H 70 Rocket line of business, net--Note C                             4,360                 6,820
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                   69,025                63,830


Property, plant and equipment--Notes G and L
Land                                                                                    4,093                 4,093
Structures                                                                              7,409                 7,216
Equipment                                                                              40,080                33,814
Leasehold improvements                                                                  1,410                 1,396
--------------------------------------------------------------------------------------------------------------------
                                                                                       52,992                46,519


Less allowances for depreciation and amortization                                      29,687                23,062
--------------------------------------------------------------------------------------------------------------------
                                                                                       23,305                23,457


Other assets
Tradenames, patents and related assets, less
  amortization (1996--$6,107; 1995--$4,945)                                             6,577                 6,662
Technology acquired under license agreements,
  less amortization (1996--$3,269; 1995--$2,342)--Note M                                6,939                 8,125
Goodwill, less amortization (1996--$1,315; 1995--$1,024)                                4,542                 4,833
Non-current assets of H 70 Rocket line of business, net--Note C                         1,629                 3,428
Other                                                                                   2,994                 3,403
--------------------------------------------------------------------------------------------------------------------
                                                                                       22,681                26,451
--------------------------------------------------------------------------------------------------------------------
                                                                                     $115,011              $113,738
====================================================================================================================

See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS
BEI Electronics, Inc. and Subsidiaries


--------------------------------------------------------------------------------------------------------------------
                                                                                   September 28        September 30
dollars in thousands except par values                                                     1996                1995
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable                                                                   $6,672              $8,092
Accrued expenses and other liabilities--Note F                                           15,163              16,602
Current portion of long-term debt--Note G                                                 5,809                 259
Current liabilities of H 70 Rocket line of business--Note C                               3,279               2,954
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                30,923              27,907


Long-term debt, less current portion--Note G                                             24,348              30,157

Deferred income taxes--Note H                                                             1,399                 886

Other liabilities                                                                           851               1,469

Commitments and contingencies--Notes C, K, L and M                                           --                  --

Minority interest in consolidated subsidiary--Note A                                      1,518                  --

Stockholders' equity--Notes I, J and K
Preferred stock
  ($.001 par value; authorized 2,000,000 shares; none issued)                                --                  --
Common stock
  ($.001 par value; authorized 20,000,000 shares; issued
  and outstanding; 1996-9,469,008 shares; 1995--9,246,183 shares)                             9                   9
Additional paid-in capital                                                               25,773              24,112
Retained earnings                                                                        43,055              41,721
--------------------------------------------------------------------------------------------------------------------
                                                                                         68,837              65,842
Less:  Treasury stock, at cost (1996--2,455,372 shares;
       1995--2,440,372 shares)                                                          (11,947)            (11,793)

          Unearned restricted stock--Note J                                                (918)               (730)
--------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                               55,972              53,319
--------------------------------------------------------------------------------------------------------------------
                                                                                       $115,011            $113,738
====================================================================================================================

See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF OPERATIONS
BEI Electronics, Inc. and Subsidiaries


                                                                                           Years Ended
                                                                       ------------------------------------------------
                                                                         September 28       September 30      October 1
dollars in thousands except per share amounts                                1996               1995            1994
-----------------------------------------------------------------------------------------------------------------------
Net sales -- Note C                                                        $148,738           $144,903         $138,658
Cost of sales -- Note C                                                     102,400            107,542           97,565
-----------------------------------------------------------------------------------------------------------------------
                                                                             46,338             37,361           41,093
-----------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                                 36,918             34,261           35,354
Provision for royalty and related expenses -- Note M                             --              3,500               --
Research, development and related expenses                                    4,936              4,963            7,246
-----------------------------------------------------------------------------------------------------------------------
                                                                             41,854             42,724           42,600
-----------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                                 4,484             (5,363)          (1,507)

Other income                                                                  1,013                990            1,016
Interest expense                                                             (2,554)            (2,457)          (2,417)
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                             2,943             (6,830)          (2,908)
Federal and state income taxes -- Note H
   Current (credit)                                                             486                 61             (569)
   Deferred (credit)                                                            568             (2,500)            (595)
-----------------------------------------------------------------------------------------------------------------------
                                                                              1,054             (2,439)          (1,164)
-----------------------------------------------------------------------------------------------------------------------
Net Income (loss)                                                            $1,889            ($4,391)         ($1,744)
=======================================================================================================================
Earnings (loss) per common and common
   equivalent share -- Note I                                                 $0.27             ($0.65)          ($0.26)
=======================================================================================================================

Weighted average shares outstanding -- Note I                             7,107,818          6,758,745        6,656,959
=======================================================================================================================

Dividends per common share -- Note I                                          $0.08              $0.08            $0.08
=======================================================================================================================

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
BEI Electronics, Inc. and Subsidiaries


                                                                                           Years Ended
                                                                        ------------------------------------------------
                                                                           September 28     September 30      October 28
dollars in thousands                                                           1996             1995             1994
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                             $1,889            ($4,391)        ($1,744)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation                                                                   4,753              5,390           5,449
Amortization                                                                   3,174              2,795           2,490
Provision for losses on trade receivables                                        321                145              95
Loss on sale of assets                                                           814                 86              84
Deferred income taxes                                                            568             (2,500)           (595)
Changes in operating assets and liabilities, net of
   acquisitions and dispositions:
Trade receivables                                                             (3,719)            (1,170)          5,103
Inventories                                                                   20,307              9,234         (10,098)
Progress payments on U.S. Government contracts                                 6,984             29,496          35,480
Billings related to progress payments                                        (24,154)           (31,876)        (28,201)
Other current assets                                                            (585)               198            (477)
Trade accounts payable, accrued expenses and other liabilities                (2,122)             4,778          (2,273)
Federal and state income taxes                                                   188                389          (1,803)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      8,418             12,574           3,510

Cash flows from investing activities:
Proceeds from sale of preferred stock of subsidiary                            1,475                 --              --
Proceeds from dispositions of property, plant and equipment                      409                 --              --
Purchases of property, plant and equipment                                    (3,954)            (3,075)         (9,130)
Other                                                                           (227)              (100)         (1,217)
------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                         (2,297)            (3,175)        (10,347)

Cash flows from financing activities:
Borrowings on short-term debt                                                     --              6,000           9,500
Payments on short-term debt                                                       --             (6,000)         (9,500)
Proceeds from long-term debt                                                      --                 --          11,200
Principle payments on long-term debt and other liabilities                      (782)            (1,550)         (1,513)
Proceeds from issuance of common stock                                         1,009                318             641
Purchase of treasury stock                                                      (154)              (133)           (333)
Payment of cash dividends                                                       (555)              (541)           (533)
------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                (482)            (1,906)          9,462
------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                      5,639              7,493           2,625
Cash and cash equivalents at beginning of year                                11,690              4,197           1,572
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                     $17,329            $11,690          $4,197
========================================================================================================================

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
BEI Electronics, Inc. and Subsidiaries


                                                           Additional                                 Unearned
                                                  Common    paid-in       Retained     Treasury      restricted
dollars in thousands                               stock    capital       earnings       stock         stock          Total
----------------------------------------------------------------------------------------------------------------------------
Balances at October 2, 1993                         $9       $22,797       $48,930      ($11,327)         ($803)    $59,606

    Net loss for 1994                                                       (1,744)                                  (1,744)
   Stock options exercised                                       290                                                    290
   Employee Stock Purchase Plan
      offering--Note K                                           347                                                    347
   Restricted Stock Plan--Note J                                  99                                         97         196
   Purchase of treasury stock-
      (57,100 shares at $5.84 average
      per share)                                                                            (333)                      (333)
   Cash dividends                                                             (533)                                    (533)
----------------------------------------------------------------------------------------------------------------------------
Balances at October 1, 1994                          9        23,533        46,653       (11,660)          (706)     57,829

   Net loss for 1995                                                        (4,391)                                  (4,391)
   Stock options exercised                                        65                                                     65
   Employee Stock Purchase Plan
      offering--Note K                                           254                                                    254
   Restricted Stock Plan--Note J                                 260                                        (24)        236
   Purchase of treasury stock-
      (19,500 shares at $6.80 average
      per share)                                                                            (133)                      (133)
   Cash dividends                                                             (541)                                    (541)
----------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1995                       9        24,112        41,721        (11,793)          (730)    53,319

   Net income for 1996                                                       1,889                                    1,889
   Stock options exercised                                       842                                                    842
   Employee Stock Purchase Plan
      offering--Note K                                           225                                                    225
   Restricted Stock Plan--Note J                                 594                                       (188)        406
   Purchase of treasury stock-
      (15,000 shares at $10.27
      average per share)                                                                    (154)                      (154)
   Cash dividends                                                             (555)                                    (555)
----------------------------------------------------------------------------------------------------------------------------
Balances at September 28, 1996                      $9       $25,773       $43,055      ($11,947)         ($918)    $55,972
============================================================================================================================

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
BEI Electronics, Inc. and Subsidiaries
September 28, 1996

Note A
Acquisition and Investments

During the second quarter of fiscal 1996, BEI Medical Systems Co., Inc., a subsidiary of the Company (BEI Medical), sold $1.5 million of its preferred stock to an unrelated third party for $1,500,000 in cash. The costs of issuing the stock were offset against the proceeds. No gain or loss was recognized on the sale of the minority interest.

In February of 1996, BEI Medical acquired the stock of Ovamed Corporation (OvaMed(R)) for the purpose of acquiring Ovamed's product lines. The total cost of the trademarks and patents acquired was $1,371,000 which is being amortized over lives of ten and seventeen years, respectively.

Note B
Summary of Significant Accounting Policies

Fiscal Year: The Company's  fiscal year ends on the Saturday  nearest  September
30. Fiscal years 1996, 1995 and 1994 each contained 52 weeks.

Consolidation: The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk: For fiscal 1996 and prior years, the Company sold a substantial portion of its products directly to the U.S. Government or to U.S. Government prime contractors. Sales to the U.S. Government or prime contractors will be less significant in future years. See Notes C and N. The Company's remaining products are sold to commercial customers throughout the United States and in various foreign countries. Substantially all foreign sales are denominated in U.S. dollars. The Company performs ongoing credit evaluations of its commercial customers and generally does not require collateral. The Company maintains reserves for potential credit losses. Historically, such losses have been within the expectations of management.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

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

Tradenames, Patents and Related Assets: This category consists primarily of patents, tradenames and related non-competition agreements acquired in purchase acquisitions. Patents and non-competition agreements are being amortized over their term. Tradenames are amortized over twenty-five years.

Goodwill and Acquired Technology: Goodwill consists of the excess of cost over fair value of net tangible assets acquired in purchase acquisitions. Goodwill is amortized by the straight-line method over 20 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired.

Acquired technology consists primarily of exclusive rights under a license agreement to make, use and sell products utilizing quartz rate sensing technology. Acquired technology is amortized over the average remaining life of the underlying patents at the date of acquisition, or the estimated useful life of the technology, whichever is less.

Earnings Per Share: Earnings per share are computed based on the weighted average number of shares of common stock (less treasury stock) outstanding during the year, adjusted for the effect of common stock equivalents attributable to dilutive stock options (using the treasury stock method).

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

Stock-Based Compensation: In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under the provisions of SFAS No. 123, companies can elect to account for stock-based compensation plans using a fair value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). SFAS No. 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share in its annual financial statements as if the fair value method of accounting had been applied. SFAS No. 123 will be effective for the Company's fiscal year 1997. The Company currently accounts for its stock-based compensation plans and intends to continue to account for stock-based compensation using the intrinsic value method, and accordingly, this pronouncement will not have an effect on the Company's financial position or results of operations.

Impairment of Assets: The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," on October 1, 1995. Under SFAS No. 121, impairment losses are recognized when information indicates the carrying amount of long-lived assets, identifiable intangibles and goodwill related to those assets will not be recovered through future operations or sale. Impairment losses for assets to be held or used in operations will be based on the excess of the carrying amount of the asset over the asset's fair value. Assets held for disposal, except for discontinued operations, will be carried at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 was applied prospectively from the date of adoption and the effect of adoption was not material.

Reclassifications: Certain reclassifications have been made to the fiscal 1995 and 1994 financial statements to conform to the fiscal 1996 presentation.

Note C
HYDRA 70 Rocket Contract and Related Contingencies

In September 1995, management of the Company reached a decision to exit the rocket manufacturing line of business which made up a substantial portion of the Company's Defense Systems segment. The principal product of the Defense Systems segment was the HYDRA 70 (H 70) Rocket produced under a competitively bid fixed price contract. Contract production was conducted in Camden, Arkansas and Euless, Texas. Rockets and components are subjected to various tests and inspections by the U.S. Government. Production is based on "build to print" technical data packages ("TDP") supplied by the U.S. Government for each significant component.

As a result of the failure of certain fuze production lots to meet required acceptance specifications, the Company, in 1995 and 1996, experienced delays in production and delivery of rockets which contained the fuzes. As a result of these delays, the Company incurred additional costs relating to materials, labor and overhead. Based upon the lack of constructive response from the government in addressing TDP issues, the Company reevaluated the estimated cost to complete the H 70 contract and in September 1995 recorded a reduction in gross margin on the contract of $1,468,000. Deliveries under the H 70 contract were completed by September 28, 1996.

As a result of the decision to exit the rocket line of business, the Company has and will incur costs relating to employee severance and the closure and withdrawal from the leased facility in Camden, Arkansas and similar costs related to its owned facility in Euless, Texas. The Company recorded costs of sales of $1,250,000 as exit costs at September 30, 1995 consisting of employee severance of $750,000, leasehold abandonment of $250,000 and owned facility costs of $250,000. During fiscal 1996, the Company incurred $726,000 of costs for employee severance and leasehold and facility costs of $350,000. Additional amounts were accrued during fiscal 1996 for severance costs of $350,000 and facility costs of $350,000. During fiscal 1996, the Company recorded net losses of $640,000 on disposals of assets of the rocket business. At September 28, 1996, an additional charge of $313,000 was recorded to reflect management's estimate of the fair value of the Euless facility based on current market conditions. As of September 28, 1996, substantially all inventory and equipment assets of the rocket business had been written off or disposed of except remaining assets at the Euless facility which management expects to dispose of in fiscal 1997.

Sales and cost of sales for the H 70 rocket system line of business were as follows for the fiscal periods indicated.


(dollars in thousands)              1996               1995               1994
--------------------------------------------------------------------------------
Sales                             $37,927            $38,517            $38,292
Cost of Sales                      33,449             39,979             36,251
--------------------------------------------------------------------------------

Non-H 70 sales in the Defense Systems segment include sales under a cost-plus fee advanced rocket development contract which has no further funding beyond 1996. Sales under this contract were $521,000, $2,893,000 and $5,021,000 for fiscal 1996, 1995 and 1994, respectively.

Sales for other non-H 70 products (weapons management systems) in the Defense Systems segment were $4,187,000, $4,171,000 and $4,306,000 for fiscal 1996, 1995 and 1994, respectively.

In October 1995, the Company's Defense Systems subsidiary received notification from the Procuring Contracting Officer for the H 70 Rocket Systems Contract that the Government considered Defense Systems' "failure to maintain satisfactory fuze production along with projected manufacturing cost overrun conditions endangering performance of the subject contract." The notice further advised that the Government may terminate the contract for default unless evidence was provided showing that this condition could be cured. Counsel for Defense Systems responded to the notification in early November 1995. The response set forth Defense Systems' position that termination for default was not an appropriate Government option due to Defense Systems' compliance with the contract and the Government's responsibility for fuze technical difficulties, as a result of defective technical data provided to Defense Systems. The Company received no further communications regarding this issue and deliveries under the contract were substantially completed in September 1996.

In August, 1995, Defense Systems filed a claim against the Government relative to the fuze technical data problems experienced on previous contracts. The amount of the claim was approximately $5 million. This claim was settled with the Government in September 1996 for $3.6 million. The settlement was effected through a contract modification to increase the selling price of the related rockets by $3.6 million and was recorded as additional sales in September 1996. Defense Systems also believes it has rights for additional claims against the Government arising out of the H 70 contract and a substantial claim was filed in 1996. Due to the uncertainties inherent in the formal claims process, the
Company has not recorded any recoveries for unresolved claims in the accompanying financial statements.

During a vendor survey conducted by BEI Defense Systems Company in the first quarter of fiscal 1994, a component used in the H 70 rocket motor was identified as being produced by a process that differed from the one that the vendor had certified. BEI's customer, the U.S. Government, was notified of the potentially non-conforming material. The customer subsequently agreed to accept completed but undelivered rocket motors and the Company agreed to replace the affected parts under warranty. The Company provided for the cost of warranty replacement of the affected parts in all undelivered rocket motors in 1994. This rework effort was completed in fiscal 1995.

Note D
Inventories


(dollars in thousands)                       1996              1995
--------------------------------------------------------------------------------
Finished products                          $1,405            $1,607
Work in process                             6,803             6,085
Materials                                  11,660             9,991
Costs incurred under long-term contracts,
  including U.S. Government contracts       3,840            26,269
Unliquidated progress payments               (451)          (17,621)
--------------------------------------------------------------------------------
                                           23,257            26,331

Less inventories included in current
  assets of  H 70 Rocket line of business,
  net of progress payments of
  (1996 -- $451; 1995 -- $17,621)             346             5,849
--------------------------------------------------------------------------------
Net inventories                           $22,911           $20,482
================================================================================

Note E
Bank Credit Agreements

At September 28, 1996 and September 30, 1995, the Company had a $15 million unsecured credit line with a bank. There were no borrowings under the line at these dates. Based on the borrowing capacity limitations contained in the Senior Notes described in Note G, approximately $7.1 million could be borrowed under the credit line at September 28, 1996. Interest on borrowings is based upon either the Prime Commercial Lending Rate of Canadian Imperial Bank of Commerce ("CIBC") or the rate which would be offered by CIBC to prime banks in the interbank Eurodollar market depending on the term of borrowing.

Under the line of credit, the bank will also issue standby letters of credit. At September 28, 1996, $5.0 million was available to fund letters of credit issued on behalf of the Company. There were no letters of credit outstanding under this facility at September 28, 1996.

The credit agreement, if not further extended or renewed by the lender, expires on February 28, 1997. The agreement has covenants concerning certain financial ratios and minimum balances of net worth. At September 28, 1996, the Company was in compliance with these financial covenants.


Note F
Accrued Expenses and Other Liabilities


(dollars in thousands)                                                                         1996             1995
--------------------------------------------------------------------------------------------------------------------
Employee compensation                                                                        $1,946           $2,082
Vacation                                                                                      1,880            2,176
Interest                                                                                      1,165              939
Contract costs                                                                                  830            1,348
Commissions                                                                                     661              649
Payroll and other taxes                                                                         531              404
Royalties and related costs                                                                   4,049            4,066
Other                                                                                         5,556            7,243
--------------------------------------------------------------------------------------------------------------------
                                                                                             16,618           18,907

Less accrued expenses included in current liabilities of H 70 Rocket line of                  1,455            2,305
business
--------------------------------------------------------------------------------------------------------------------
Accrued Expenses and Other Liabilities                                                      $15,163          $16,602
=====================================================================================================================



Note G
Long-Term Debt


(dollars in thousands)                                                                         1996             1995
--------------------------------------------------------------------------------------------------------------------
6.73% Series A Senior Notes; due in annual installments of $3,360 from
October 1, 1996 through October 1, 2000                                                     $16,800          $16,800

6.73% Series B Senior Notes; due in annual installments of $2,240 from
November 15, 1996 through November 15, 2000                                                  11,200           11,200

Mortgage note payable with  interest at 7.96%;  due in monthly  installments  of principal  and  interest  of $14  until  1998  when  the  remaining  balance  of approximately $1,700 is due; collateralized by property with a book value of
approximately $2,047 at September 28, 1996                                                    1,762            1,785

Other notes payable with interest ranging from  5.0% to 8.0%; payable in
monthly installments through 1998                                                               395              560

Capitalized equipment lease obligations                                                          --               71
--------------------------------------------------------------------------------------------------------------------
                                                                                             30,157           30,416
Less current portion                                                                          5,809              259
--------------------------------------------------------------------------------------------------------------------
                                                                                            $24,348          $30,157
=====================================================================================================================


Annual  maturities of long-term  debt are as follows:  fiscal  1997--$5,809,000;
1998--$9,178,000;    1999--$7,330,000;    2000--$5,600,000;    2001--$2,240,000;
thereafter -- none.

Interest of approximately $2,328,000, $2,413,000 and $2,423,000 was paid during fiscal 1996, 1995 and 1994, respectively.

The Senior Note Agreement contains covenants concerning certain financial ratios, dividend payments and minimum balances of net worth. At September 28, 1996, the Company was in compliance with all covenants.

Note H
Income Taxes

The Company files a consolidated federal income tax return which includes all its eligible subsidiaries. In accordance with the tax allocation arrangement between the Company and its subsidiaries, income taxes are allocated generally as if the Company and its subsidiaries filed separate U.S. and state income tax returns.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets as of September 28, 1996 and September 30, 1995 are as follows (in thousands):



Deferred tax assets                                        1996        1995
-----------------------------------------------------------------------------
  Accrued expenses                                       $3,871      $2,604
  Inventory valuation                                       204       1,254
  Contract reserves                                         420         565
  State net operating loss carryovers                     1,023       1,223
  Other                                                     934       1,678
-----------------------------------------------------------------------------
    Total deferred tax assets                             6,452       7,324
    Valuation allowance for deferred tax assets           1,023       1,220
-----------------------------------------------------------------------------
    Total deferred tax assets                             5,429       6,104
-----------------------------------------------------------------------------
Deferred tax liabilities
  Depreciation and property basis difference              2,316      $2,422
  Amortization of intangibles                               260         179
  Prepaid expenses                                          163         358
  Accrued expenses                                          227         379
  Other                                                     811         546
-----------------------------------------------------------------------------
    Total deferred tax liabilities                        3,777       3,884
-----------------------------------------------------------------------------
    Net deferred tax assets                               1,652      $2,220
=============================================================================

The valuation allowance for deferred tax assets decreased by a net $197,000 during the year ended September 28, 1996. The valuation allowance was adjusted due to the changing uncertainties in realizing net operating loss carryovers for state income taxes. State net operating loss carryovers generally expire in five to seven years.

Significant components of the provision for income taxes are as follows:


                                          1996         1995            1994
-----------------------------------------------------------------------------
Current (credit)
     Federal                              $414         $148          $(835)
     State                                  72          (87)           266
-----------------------------------------------------------------------------
     Total Current                         486           61           (569)
Deferred (credit)
     Federal                               305       (2,199)           (95)
     State                                 263         (301)          (500)
-----------------------------------------------------------------------------
     Total Deferred                        568       (2,500)          (595)
-----------------------------------------------------------------------------
Total income tax expense (benefit)      $1,054      ($2,439)       ($1,164)
=============================================================================

A reconciliation of the statutory federal income tax rate to the Company's effective rate is presented below.


                                                    1996        1995       1994
-------------------------------------------------------------------------------
Income tax (credit) at the statutory rate of 34%  $1,001     ($2,322)     ($989)
Federal income tax effect of state income taxes     (113)        132         80
Goodwill amortization                                100         100         92
R & D and related credits                           (246)         --         --
Other                                                (23)         39       (113)
-------------------------------------------------------------------------------
  Federal income taxes (credit)                      719      (2,051)      (930)
  State income taxes (credit)                        335        (388)      (234)
-------------------------------------------------------------------------------
    Provision(credit) for income taxes            $1,054     ($2,439)   ($1,164)
================================================================================

Income taxes of approximately $1,000,000; $1,420,000 and $1,601,000 were paid during fiscal 1996, 1995 and 1994 respectively. Refunds of approximately $800,000 and $1,400,000 were received in fiscal 1996 and 1995, respectively.

Note I
Stockholders' Equity

The Company's preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to establish from time to time the number of shares to be included in each series, and to designate the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences.

During fiscal 1992 and 1990, the Board of Directors of the Company authorized the purchase from time to time in open market transactions of up to 300,000 and 500,000 shares of common stock, respectively. During fiscal year 1996, the Board approved an additional repurchase of up to 200,000 shares on the open market. As of September 28, 1996, 799,424 shares had been repurchased at a cost of $5,664,000. These shares are included as treasury stock at September 28, 1996.

Note J
Stock Option and Restricted Stock Plans

In 1982, the Company's stockholders voted to adopt an incentive stock option plan. The plan provided for option prices based on the fair market value of the stock on the date the option is granted. The Incentive Stock Option Plan of 1982 terminated December 15, 1991; no further shares can be granted and the options outstanding at September 28, 1996 will expire if not exercised by 1998.


Transactions relating to the Incentive Stock Option Plan of 1982 are summarized as follows:


                                                                       Number of common shares         Price per share
----------------------------------------------------------------------------------------------------------------------
Options outstanding at October 2, 1993                                                  36,000           $3.13 - $3.75
Exercised                                                                               (8,000)                  $3.13
----------------------------------------------------------------------------------------------------------------------
Options outstanding at October 1, 1994                                                  28,000                   $3.75
Exercised                                                                                   --
----------------------------------------------------------------------------------------------------------------------
Options outstanding at September 30, 1995                                               28,000                   $3.75
Exercised                                                                               (4,000)                  $3.75
----------------------------------------------------------------------------------------------------------------------
Options outstanding at September 28, 1996                                               24,000                   $3.75
======================================================================================================================

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


Transactions  relating to the Incentive and  Supplemental  Stock Option Plans of
1987 are summarized as follows:


                                                                       Number of common shares         Price per share
----------------------------------------------------------------------------------------------------------------------
Options outstanding at October 2, 1993                                                 820,327           $2.88 - $9.13
Granted                                                                                  3,000                   $6.13
Exercised                                                                              (26,121)          $2.88 - $7.25
Terminated                                                                            (129,741)          $3.75 - $9.13
----------------------------------------------------------------------------------------------------------------------
Options outstanding at October 1, 1994                                                 667,465           $2.88 - $9.13
Granted                                                                                 31,000                   $5.00
Exercised                                                                              (16,814)          $2.88 - $4.38
Terminated                                                                             (71,256)          $4.38 - $9.13
----------------------------------------------------------------------------------------------------------------------
Options outstanding at September 30, 1995                                              610,395           $2.88 - $9.13
Granted                                                                                 11,000           $6.00 - $7.13
Exercised                                                                             (115,922)          $2.88 - $9.13
Terminated                                                                             (48,511)          $1.72 - $9.13
----------------------------------------------------------------------------------------------------------------------
Options outstanding at September 28, 1996                                              456,962           $2.88 - $9.13
============================================================================================----======================


As of September 28, 1996, options for 439,288 shares were exercisable and 373,819 shares were available for stock option grants under the 1987 plans.

In February 1992, the Company's Board of Directors approved the 1992 Restricted Stock Plan, ratified by the Company's shareholders in February, 1993, and authorized up to 350,000 shares to be issued to certain key individuals subject to forfeiture if employment terminated prior to the end of prescribed periods. The effective date of the plan was January 1, 1992. As of September 28, 1996, 341,426 shares had been granted and of these, 277,143 shares are outstanding. Of the outstanding shares, 92,111 have fully vested. There are 72,857 shares reserved for issue. The market value at the date of grant of shares awarded under the plan is recorded as unearned restricted stock. The market value of shares granted is amortized to compensation expense over the periods of vesting. Compensation expense of $406,000, $236,000 and $196,000 was recorded in fiscal 1996, 1995 and 1994, respectively.

Note K
Employee Benefit Plans

The Company has a defined contribution retirement plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax deductible contributions to the plan. The plan provides for a minimum annual employer contribution of 1% of total employee compensation and an employer matching contribution equal to 25% of the participant's contribution to the plan up to a maximum employer matching contribution of 1% of compensation. Additional contributions are at the discretion of the Board of Directors. The Company's contributions to the plan for fiscal 1996, 1995 and 1994 were approximately $676,000, $736,000 and $777,000, respectively.

The Company also has an employee stock purchase plan. The purchase plan qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code. Under the purchase plan, the Board of Directors may authorize the participation by employees (excluding certain highly compensated employees) in offerings of its common stock. Under the purchase plan, employees may have up to 10% of their salary withheld to be used to purchase shares of common stock at a price equal to not less than 85% of the fair market value of the stock at specified applicable dates. The purchase plan was suspended as of August 1, 1996, due to efforts to simplify the Company's equity accounts to support analysis of various organization alternatives. At that date, 459,174 shares had been issued and 140,826 shares were reserved for purchase over the ten year life of the purchase plan.

Note L
Lease Commitments

Operating leases consist principally of leases for structures and land. Certain of the operating leases contain various options for renewal and/or purchase of the related assets for amounts approximating their fair market value at the date of exercise of the option. The future minimum payments for operating leases consisted of the following at September 28, 1996:


(dollars in thousands)
--------------------------------------------------------------------------------
1997                                                                      $1,541
1998                                                                       1,253
1999                                                                         732
2000                                                                          37
Thereafter                                                                    --
--------------------------------------------------------------------------------
Total minimum lease payments                                              $3,563
================================================================================

There are no minimum capital lease payments beyond fiscal 1996.

Total rental expense attributable to property, plant and equipment amounted to approximately $1,758,000, $2,436,000, and $3,082,000 for fiscal 1996, 1995 and
1994 respectively.

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

The arbitration panel bifurcated the issues in the arbitration, and issued an interim ruling in February 1995. In that interim ruling, which will become final at the close of the arbitration, the Panel concluded that the license agreement was not subject to termination, that non-recurring engineering revenues were not royalty-bearing, and that $1 million of the $4.3 million discussed above is due only if certain conditions are met in the future. These conditions were substantially met in fiscal 1996 and $1.0 million was accrued for these costs and charged to operations in the fourth quarter of fiscal 1996. The Panel also concluded that the Company is entitled to ownership of an accelerometer patent that the former Shareholders developed. Further, in September 1995, the panel ruled that certain development costs incurred by the Company could not be used to offset accrued royalties. As a result, in September 1995, the Company accrued $3.5 million for royalties and related costs based on its understanding of the amounts due under the panel's September ruling. The estimate of royalties and related amounts due under the license agreement are based on the Company's proposal to the panel and are significantly less than amounts proposed by the licensor. Under the panel's February ruling, $3.3 million of the $4.3 million became due. This amount, which is considered part of the original acquisition cost of the technology, was accrued in February 1995, paid in October 1995, and is being amortized over the remaining term of the license.

The second phase of the arbitration involved the final determination of royalty amounts due for unit sales of product using the acquired technology and other matters including the parties' respective claims for attorneys' fees. In April 1996 the panel issued a second interim ruling which will become final at the end of the arbitration. In the ruling the panel asked both of the parties to quantify royalties using guidance set forth by the panel. Both parties requested clarification of several issues in the April decision. In July 1996, the panel issued a clarification of the April decision and both parties agreed to royalty amounts submitted to the panel in August 1996. These amounts were reflected in the Company's fiscal 1996 results of operations and were not materially different from the Company's previous estimates.

In November 1996 both parties presented their respective arguments as to why they were the substantially prevailing party in the arbitration and thus eligible to be awarded fees and costs at the discretion of the panel. The panel unexpectedly ruled that the former shareholders may be entitled to recover the costs and expenses incurred by them (including reasonable attorney's fees) in connection with the arbitration. Based on presently available information, it is not possible for the Company to estimate the amount of costs and expenses that may awarded by the panel and ultimately payable by the Company. If the final award is for all the costs and expenses of the former shareholders, the amount would be substantial and would result in a one-time charge to operations in the quarter in which it is recognized.

CooperSurgical, Inc. vs. BEI Medical Systems Company, Inc. et al.

In October 1993, CooperSurgical, Inc., a subsidiary of The Cooper Companies, filed a claim for unspecified damages alleging unfair competition due to actions by BEI Medical Systems and its president Richard Turner, a former employee of The Cooper Companies, and others. On May 16, 1994, the Chancery Division for the Superior Court of New Jersey granted a partial summary judgment in favor of the plaintiff and issued an injunction against the defendants restraining them from selling certain products until June 20, 1996. In September 1994, BEI Medical Systems filed a motion to vacate the May 16, 1994 order. On November 28, 1994, the Court vacated the restraint order. On October 16, 1995 the Court clarified that the partial summary judgment of its May 16, 1994 order remains in effect. On January 31, 1996, the Court issued a ruling which affirmed the legal basis for BEI Medical Systems to assert a counterclaim for damages against CooperSurgical regarding the parties' electrosurgical generator contract.

In June 1996, more than one year after fact and expert discovery closed in May 1995, CooperSurgical's counsel sent to BEI's counsel a letter purporting to supplement CooperSurgical's previous responses to interrogatories. The June 1996 letter indicated that CooperSurgical's damages for one particular aspect of the claim were between $24 and $50 million with respect to a claim for which CooperSurgical's experts had previously estimated damages of $3.4 million. BEI will vigorously oppose any CooperSurgical attempt whatsoever to introduce at trial any evidence of a damage claim based upon its June, 1996 purported supplement.

Management has vigorously defended its rights in this action and believes after discussion with legal counsel that the CooperSurgical claims are exaggerated. In 1995 expert witnesses for BEI prepared a formal response to the damage computations CooperSurgical previously submitted. BEI's experts stated that if CooperSurgical were entitled to damages, those damages would total less than $100,000, and would be more than offset by BEI Medical Systems' counterclaims against CooperSurgical, if BEI Medical Systems were successful in its counterclaims. Several trial dates were set during 1996, all of which were postponed by the court. The trial is currently scheduled for March 17, 1997. BEI, after consultation with counsel, believes that the additional damage figures stated in the June 1996 letter from CooperSurgical's counsel are unfounded. While the outcome of this matter cannot be determined at this time, management believes, taking known factors into account and after consultation with legal counsel, that this matter will not result in a material adverse impact on the financial position of the Company.

Other

The Company has pending various legal actions arising in the normal course of business. Management believes that none of these legal actions will have a material impact on the Company's operating results or financial condition.

Note N
Business Segment Data

The Company operates principally in three business segments, the Sensors & Systems segment, the Defense Systems segment and the Medical Systems segment. The Sensors & Systems segment includes precision sensors, control devices and systems used in a wide variety of equipment and machinery for aerospace, industrial, automotive and medical applications requiring high accuracy and reliability. These products are produced by BEI Sensors and Systems Company. The Defense Systems segment produces primarily rocket motors, combat and training warheads, special ordnance components and rocket control systems. See Note C regarding the Company's decision to exit the rocket manufacturing line of business. These systems are produced by BEI Defense Systems Company. The Medical Systems segment consists primarily of electrosurgical units and instruments used in minimally invasive surgery and procedures. These products are either manufactured by BEI Medical Systems Company or purchased from the manufacturer and marketed by BEI Medical Systems Company.

Intersegment sales are not significant. Identifiable assets by business segment include both assets directly identified with those operations and an allocable share of jointly used assets. General corporate assets consist primarily of cash.


The following information reflects business segment data:


(dollars in thousands)                                                         1996             1995               1994
-----------------------------------------------------------------------------------------------------------------------
Net sales
Sensors & Systems                                                           $96,746          $90,475            $82,361
Defense Systems                                                              42,635           45,581             47,619
Medical Systems                                                               9,357            8,847              8,678
-----------------------------------------------------------------------------------------------------------------------
Net sales                                                                  $148,738         $144,903           $138,658
=======================================================================================================================
Segment operating profit (loss)
Sensors & Systems                                                           $10,897            4,729              8,557
Defense Systems                                                               2,277           (2,358)              (210)
Medical Systems                                                              (4,437)          (3,068)            (3,710)
-----------------------------------------------------------------------------------------------------------------------
Segment operating profit (loss)                                              $8,737            $(697)            $4,637
=======================================================================================================================
Corporate expenses                                                          $(4,253)         $(4,666)           $(6,144)
Other income                                                                  1,013              990              1,016
Interest expense                                                             (2,554)          (2,457)            (2,417)
-----------------------------------------------------------------------------------------------------------------------
Income (loss)  before income taxes                                           $2,943          ($6,830)           ($2,908)
=======================================================================================================================
Identifiable assets
Sensors & Systems                                                           $73,057          $74,028            $68,199
Defense Systems                                                              10,933           18,198             28,790
Medical Systems                                                              13,692           12,944             14,854
General corporate assets                                                     17,329            8,568                589
-----------------------------------------------------------------------------------------------------------------------
Total assets                                                               $115,011         $113,738           $112,432
=======================================================================================================================
Depreciation and amortization expense
Sensors & Systems                                                            $5,835           $5,850             $5,462
Defense Systems                                                                 457              894              1,127
Medical Systems                                                               1,635            1,441              1,350
-----------------------------------------------------------------------------------------------------------------------
                                                                             $7,927           $8,185             $7,939
=======================================================================================================================
Capital expenditures for property plant and equipment
Sensors & Systems                                                            $3,636           $2,635             $8,080
Defense Systems                                                                  --               51                830
Medical Systems                                                                 318              389                220
-----------------------------------------------------------------------------------------------------------------------
                                                                             $3,954           $3,075             $9,130
=======================================================================================================================


Net sales to customers in foreign countries amounted to $13,641,000, $11,961,000 and $10,436,000 in fiscal 1996, 1995 and 1994, respectively. In fiscal 1996, 1995 and 1994, foreign sales did not exceed 10% of consolidated net sales in any individual geographic area.

Net sales to the U.S. Government for the Sensors & Systems segment's products amounted to $25,986,000, $28,930,000 and $32,718,000 in fiscal 1996, 1995 and
1994, respectively. Net sales to the U.S. Government for the Defense Systems segment's products amounted to $41,219,000, $44,012,00 and $46,043,000 in fiscal 1996, 1995 and 1994, respectively.

Note O
Quarterly Results of Operations (Unaudited)


The tables below present unaudited  quarterly  financial  information for fiscal
1996 and 1995:


(dollars in thousands except per share amounts)
-------------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended
-------------------------------------------------------------------------------------------------------------------------
                                                     Dec 30,           Mar 30,            Jun 29,            Sep 28,
                                                        1995              1996               1996               1996
-------------------------------------------------------------------------------------------------------------------------
Net sales                                            $34,666           $39,995            $35,172            $38,905
Gross profit                                          10,119            11,229             11,918             13,072
Net income                                               353               609                776                151
Earnings per common share                               0.05              0.09               0.11               0.02

-------------------------------------------------------------------------------------------------------------------------
                                                     Dec 31,            Apr 1,             Jul 1,            Sep 30,
                                                        1994              1995               1995               1995
-------------------------------------------------------------------------------------------------------------------------
Net sales                                            $36,698           $36,531            $36,634            $35,040
Gross profit                                           9,912             8,690             10,858              7,901
Net income(loss)                                        (445)             (402)               403             (3,947)(1)
Earnings(loss) per common share                        (0.07)            (0.06)              0.06              (0.58)

-------------------------------------------------------------------------------------------------------------------------

(1) Net loss for the fourth quarter of fiscal 1995 includes after tax charges of $2.1 million related to the GPI arbitration (see Note M to Consolidated Financial Statements) and $750,000 related to the Company's decision to exit the rocket manufacturing line of business and $910,000 related to an adjustment for the estimated cost to complete the H 70 contract (see Note C to Consolidated Financial Statements).

Note P
Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 ("Statement 107"), "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Whenever possible, quoted market prices were used to develop fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions were used by the Company in estimate its fair value disclosures for financial instruments as of September 28, 1996, and as of September 30, 1995.

Cash and Cash Equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

Long-Term Debt: The fair value of these liabilities has been estimated based upon the discounted future cash flows. The discount rate used included a risk free rate derived from the Treasury yield curve plus a risk weighting commensurate with the Company's borrowing position. The fair value of the Company's long-term debt is approximately $23,620,00 and $28,756,000 compared with the carrying amounts of $24,348,000 and $30,157,000 at September 28, 1996 and September 30, 1995, respectively.

Report of Ernst & Young LLP, Independent Auditors
The Board of Directors and Stockholders
BEI Electronics, Inc.

We have audited the accompanying consolidated balance sheets of BEI Electronics, Inc. and subsidiaries as of September 28, 1996 and September 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BEI Electronics, Inc. and subsidiaries at September 28, 1996 and September 30, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 28, 1996 in conformity with generally accepted accounting principles.



                                                               Ernst & Young LLP

San Francisco, California
November 20, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.


                                          PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Certain information with respect to directors and executive officers is set forth in Part I of this Report. Additional information required by this Item is incorporated herein by reference to the section entitled "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" of the Proxy Statement related to the Company's 1997 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission (the "Definitive Proxy Statement").


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

                                                                                                    Form 10-K
                                                                                                       Page
                                                                                                      Number
                                                                                                      -------
(a)(1)      Index to Consolidated Financial Statements.

            The following Consolidated Financial Statements of BEI Electronics,
            Inc. and its subsidiaries are filed as part of this Form 10-K:

            Report of Ernst & Young LLP, Independent Auditors                                           42

            Consolidated Balance Sheets -
               September 28, 1996 and September 30, 1995                                                25

            Consolidated Statements of Operations -
              Years ended September 28, 1996, September 30, 1995
               and October 1, 1994                                                                      27

            Consolidated  Statements of Cash Flows -
              Years ended  September  28, 1996, September 30, 1995
               and October 1, 1994                                                                      28

            Consolidated   Statements  of   Stockholders'   Equity -
              Years  ended September 28, 1996, September 30, 1995
               and October 1, 1994                                                                      29

            Notes to Consolidated Financial Statements -
              September 28, 1996                                                                        30

(a)(2)      Index to Financial Statement Schedule.

            The following Consolidated Financial Statement Schedule of BEI
            Electronics, Inc. and its subsidiaries for each of the years ended
            September 28, 1996, September 30, 1995 and October 1, 1994 is filed as part of this Form 10-K:

            Schedule II     Valuation and Qualifying Accounts                                          S-1

                            Report of Ernst & Young LLP, Independent Auditors as                       S-2
                            to Schedule

                            Consent of Ernst & Young LLP, Independent Auditors                         S-3


Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.


(a)(3)      Listing of Exhibits


            Exhibit Numbers                        Description                                               Footnote
            ---------------                        -----------                                               --------
                  3.1                    Restated Certificate of Incorporation                                   (i)

                  3.2                    Amended by-laws of the Company as of  April 1, 1996

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

                 10.2  *                 Registrant's 1987 Incentive Stock Option Plan, as                     (iii)
                                         amended and standard option grant form used in
                                         connection with the plan

                 10.3  *                 Additional standard option grant form used in connection               (ii)
                                         with Registrant's 1987 Incentive Stock Option Plan, as
                                         amended

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

                 10.5  *                 Option grant forms used in connection with options                      (i)
                                         granted to certain employees on May 1, 1989

                 10.6  *                 Description of Management Incentive Bonus Plan                          (i)

                 10.7  *                 Consulting Agreement, dated July 3, 1990, between BEI                  (iv)
                                         Electronics, Inc. and George S. Brown

                 10.8  *                 Registrant's 1992 Restricted Stock Plan and standard                   (vi)
                                         form of restricted stock agreement used in connection
                                         with the plan

                 10.9                    HYDRA 70 Rocket Systems Contract, dated April 20,                     (vii)
                                         1992

                10.10                    Credit Agreement, dated June 1, 1993, between BEI                    (viii)
                                         Electronics, Inc., Defense Systems Company, Inc.,
                                         Motion Systems Company, Inc., New SD, Inc., BEI
                                         Medical Systems Company, Inc. and Canadian Imperial
                                         Bank of Commerce

                10.11                    Personal Service Contract, dated June 14, 1993, between              (viii)
                                         BEI Electronics, Inc. and William G. Howard, Jr.




                10.12                    First Amendment to Credit Agreement, dated September                   (ix)
                                         23, 1993, between  BEI Electronics, Inc., Defense
                                         Systems Company, Inc., Motion Systems Company, Inc.,
                                         New SD, Inc., BEI Medical Systems Company, Inc. and
                                         Canadian Imperial Bank of Commerce

                10.13                    Note Agreement, dated August 15, 1993, between BEI                     (ix)
                                         Electronics, Inc. and Principal Mutual Life Insurance
                                         Company, Principal National Life Insurance Company,
                                         Berkshire Life Insurance Company and  TMG Life
                                         Insurance Company

                10.14  *                 1989 Employee Stock Purchase Plan, adopted June 1,                     (ix)
                                         1989, as Amended through November 18, 1993

                10.15                    Second Amendment to Credit Agreement, dated April 1,                    (x)
                                         1994, between BEI Electronics, Inc., Defense Systems
                                         Company, Inc., Motion Systems Company, Inc., New SD
                                         Inc., BEI Medical Systems Company, Inc. and Canadian
                                         Imperial Bank of Commerce

                10.16                    First Amendment to Note Agreement, dated April 1,                       (x)
                                         1994, between BEI Electronics, Inc. and Principal Mutual
                                         Life Insurance Company, Principal National Life
                                         Insurance Company, Berkshire Life Insurance Company
                                         and TMG Life Insurance Company

                10.17                    Third Amendment to Credit Agreement, dated September                   (xi)
                                         30, 1994, between BEI Electronics, Inc., Defense
                                         Systems Company, Inc., BEI Sensors & Systems
                                         Company, Inc., BEI Medical Systems Company, Inc. and
                                         Canadian Imperial Bank of Commerce

                10.18                    Second Amendment to Note Agreement, dated September                    (xi)
                                         30, 1994, between BEI Electronics, Inc. and Principal
                                         Mutual Life Insurance Company, Principal National Life
                                         Insurance Company, Berkshire Life Insurance Company
                                         and TMG Life Insurance Company

                10.19                    Fourth Amendment to Credit Agreement, dated June 1,                   (xii)
                                         1995, between BEI Electronics, Inc., BEI Sensors &
                                         Systems Company, Inc., Defense Systems Company, Inc.,
                                         BEI Medical Systems Company, Inc. and Canadian
                                         Imperial Bank of Commerce

                10.20                    Fifth Amendment to Credit Agreement, dated June 1,                    (xvi)
                                         1996 between BEI Electronics, Inc., BEI Sensors &
                                         Systems Company, Inc.,  Defense Systems Company, Inc.,
                                         BEI Medical Systems Company, Inc. and Canadian
                                         Imperial Bank of Commerce.

                10.21  *                 Extension to Consulting Agreement, effective June 30,
                                         1996, between BEI Electronics, Inc. and George S.
                                         Brown.




                10.22                    Sixth Amendment to Credit Agreement, dated October
                                         31, 1996, between BEI Electronics, Inc., BEI Sensors &
                                         Systems Company, Inc.,  Defense Systems Company, Inc.,
                                         BEI Medical Systems Company, Inc. and Canadian
                                         Imperial Bank of Commerce.

                 11.1                    Statement regarding computation of per share earnings

                 21.1                    Subsidiaries of the Registrant

                 27.1                    Financial Data Schedule (EDGAR only)


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

    (xiii) Incorporated by reference. Previously filed as an exhibit to the Registrant's Report on Form 10-K, dated September 30, 1995.

     (xiv) Incorporated by reference. Previously filed as an exhibit to the Registrant's Report on Form 10-Q, dated June 29, 1996.

(b) No reports on Form 8-K were filed by the Company during the quarter ended September 28, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Francisco, County of San Francisco, State of California, on December 9, 1996.








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



Signature                                       Title                                      Date
---------                                       -----                                      -----

/S/Charles Crocker                              President, Chief Executive                 December 9, 1996
--------------------------------------          Officer and Chairman of the Board of
(Charles Crocker)                               Directors (Principal Executive Officer)


/S/Gary D. Wrench                               Senior Vice President, Chief               December 9, 1996
--------------------------------------          Financial Officer and Director
(Gary D. Wrench)

/S/Peter G. Paraskos                            Director                                   December 9, 1996
--------------------------------------
(Peter G. Paraskos)

/S/William G. Howard, Jr.                       Director                                   December 9, 1996
--------------------------------------
(William G. Howard, Jr.)

/S/Richard M. Brooks                            Director                                   December 9, 1996
--------------------------------------
(Richard M. Brooks)

/S/George S. Brown                              Director                                   December 9, 1996
--------------------------------------
(George S. Brown)

/S/C. Joseph Giroir, Jr.                        Director                                   December 9, 1996
--------------------------------------
(C. Joseph Giroir, Jr.)

/S/Robert R. Corr                               Secretary, Treasurer, Controller           December 9, 1996
--------------------------------------          and Principal Accounting Officer
(Robert R. Corr)


                                                                     SCHEDULE II

                     BEI ELECTRONICS, INC. AND SUBSIDIARIES

                                ----------------

                        VALUATION AND QUALIFYING ACCOUNTS



                Column A                   Column B                Column C               Column D         Column E
               ----------                  --------       --------------------------      --------         --------
                                                                  Additions
                                                          --------------------------                        Balance
                                            Balance at    Charged to    Charged to                            at
                                            Beginning     Costs and   Other Accounts      Deductions        End of
Description                                 of Period      Expenses     --Describe        --Describe        Period
-----------                                 ---------      --------     ----------        ----------        ------

(in thousands)

Year ended September 28, 1996:
Deducted from asset accounts:
Allowance for doubtful accounts            $    451        $  525       $     --          $  122(C)        $    843
                                                                                              11(D)
Valuation allowance for deferred
   tax assets                                 1,220                         (197)(E)          --              1,023
                                           --------        ------       --------          --------         --------
      Total                                $  1,671        $  525       $   (197)         $    133         $  1,866
                                           ========        ======       ========          ========         ========

Year ended September 30, 1995:
Deducted from asset accounts:
Allowance for doubtful accounts            $    398        $  145       $     --          $    92(B)       $    451
Valuation allowance for deferred
  tax assets                                    603           617             --               --             1,220
                                           --------        ------       --------          --------         --------
      Total                                $  1,001        $  762             --          $    92          $  1,671
                                           ========        ======       ========          ========         ========

Year ended October 1, 1994:
Deducted from asset accounts:
Allowance for doubtful accounts            $    303        $   95       $     --          $    --          $    398
Valuation allowance for deferred
  tax assets                                    428           430             --              255(A)            603
                                           --------        ------       --------          --------         --------
      Total                                $    731        $  525       $     --          $   255          $  1,001
                                           =========       ======       ========          ========         ========


(A) Allowance adjustment resulting from evaluation of the realizability of the related deferred tax assets

(B)    Uncollectible accounts written off, net of recoveries ($2)

(C)    Uncollectible accounts written off, net of recoveries ($4)

(D)    Miscellaneous adjustments to the allowance

(E) Adjustment based on evaluation of uncertainties in the realization of state net operating loss carryovers

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS, AS TO SCHEDULE


The Board of Directors and Shareholders
BEI Electronics, Inc.

We have audited the consolidated financial statements of BEI Electronics, Inc. and subsidiaries as of September 28, 1996 and September 30, 1995, and for each of the three years in the period ended September 28, 1996, and have issued our report thereon dated November 20, 1996. Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.




                                                      Ernst & Young LLP


San Francisco, California
November 20, 1996

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-31459), as amended, pertaining to the 1982 Incentive Stock Option Plan, the 1987 Incentive Stock Option Plan, the 1987 Supplemental Stock Option Plan, and the 1989 Employee Stock Purchase Plan of BEI Electronics, Inc. and subsidiaries, of our reports dated November 20, 1996, with respect to the consolidated financial statements and schedule of BEI Electronics, Inc., and subsidiaries included in the Annual Report (Form 10-K) for the year ended September 28, 1996.




                                                      Ernst & Young LLP


San Francisco, California
December 6, 1996





                                       S-3

INDEX TO EXHIBITS


Exhibit                                                              Sequential
Number            Description                                        Page Number
------            -----------                                        -----------

 4.1              Reference is made to exhibits 3.1 and 3.2

 3.2              Amended by-laws of the Company

10.21             Extension to consulting agreement

10.22             Sixth amendment to credit agreement

11.1              Statement regarding computation of per share earnings

21.1              Subsidiaries of the Registrant

23.1              Consent of Ernst & Young LLP
                  Independent Auditors (Reference is made on on Page 52 within the 10-K)

24.1 Power of Attorney (Reference is made on Page 48 within the 10-K)

27.1              Financial Data Schedule