Form 10-K/A
period 1996-09-28
BEI ELECTRONICS INC
filed 1997-01-24
CIK 851478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                AMENDMENT NO. 1


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

DOCUMENTS INCORPORATED BY REFERENCE


Registrant's  Proxy  Statement  with  respect  to its  1997  Annual  Meeting  of
Stockholders to be filed with the Securities and Exchange Commission is incorporated by reference into Part III, Item 10 of this Report.

                                    ITEM III

PART 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY


The executive officers and directors of the Company and their ages as of December 1, 1996 are as follows:


Name                               Age   Position
-----------------------------------------------------------------------------
Charles Crocker                    57    President, Chief Executive Officer &
                                         Chairman of the Board of Directors
Gary D. Wrench                     63    Senior Vice President, Chief
                                         Financial Officer & Director
Dr. Asad M. Madni                  49    President, BEI Sensors & Systems
                                         Company, Inc.
Dr. Lawrence A. Wan                58    Vice President of Corporate Technology
Robert R. Corr                     50    Secretary, Treasurer & Controller
Richard M. Brooks (1) (2)          68    Director
George S. Brown (2)                75    Director
C. Joseph Giroir, Jr. (1) (2)      57    Director
William G. Howard, Jr. (1)         55    Director
Peter G. Paraskos (1)              68    Director
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


Mr. Wrench has served as Senior Vice President and Chief Financial Officer of the Company since July 1993 and as a Director of the Company since February 1986. From April 1985 to July 1993, he served as Vice President of the Company and President and Chief Executive Officer of BEI Motion Systems Company, then a wholly owned subsidiary of the Company that is now a part of BEI Sensors & Systems Company. Other experience includes twenty years with Hughes Aircraft Company including an assignment as President of Spectrolab, Inc., a Hughes subsidiary. Mr. Wrench holds a B.A. from Pomona College and an M.B.A. from the University of California, Los Angeles.

Dr. Madni was appointed President of BEI Sensors & Systems Company, Inc. in October, 1993, which was formed by the consolidation of BEI Motion Systems Company and the BEI Sensors and Controls Group of which Dr. Madni was President since October, 1992. Prior to joining BEI in 1992, he served in various executive and technical management positions with Systron Donner Corporation since 1975. He was most recently Chairman, President and CEO of Systron Donner Corporation, a subsidiary of Thorn/EMI. Dr. Madni's degrees include a Bachelor of Science and Master of Science in Engineering from the University of California, Los Angeles and a Ph.D. in Engineering from California Coast University.


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



Signature                                       Title                                      Date
---------                                       -----                                      -----


/S/ Robert R. Corr                              Secretary, Treasurer, Controller           January 24, 1997
--------------------------------------          and Principal Accounting Officer
(Robert R. Corr)
