Form 10-Q
period 1996-12-28
BEI ELECTRONICS INC
filed 1997-02-04
CIK 851478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 28, 1996 or

[ ]      Transition report  pursuant  to  Section  13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from         to        .
                                                             -------    -------


                         Commission file number 0-17885
                   B E I    E L E C T R O N I C S,    I N C.
                   ----------------------------------------
             (Exact name of Registrant as specified in its charter)



              Delaware                                   71-0455756
------------------------------------        -----------------------------------
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

     Common Stock: $.001 Par Value, 7,041,009 shares as of January 14, 1997

BEI ELECTRONICS , INC. AND SUBSIDIARIES

INDEX



PART 1.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets--December 28, 1996 and       3
           September 28, 1996

           Condensed Consolidated Statements of Operations--Quarter ended     4
           December 28, 1996 and December 30, 1995

           Condensed Consolidated Statements of Cash Flows--Quarter ended     5
           December 28, 1996 and December 30, 1995

           Notes to Condensed Consolidated Financial Statements--             6
           December 28, 1996

Item 2.  Management's Discussion and Analysis of Financial Condition          9
         and Results of Operations

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    12

          (a)  Exhibits

                27.1     Financial Data Schedule


          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended December
               28, 1996.

         SIGNATURES                                                          13

BEI ELECTRONICS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    December 28,    September 28,
                                                                        1996            1996
                                                                    (Unaudited)        (Note)
                                                                      (dollars in thousands)
------------------------------------------------------------------  -----------------------------
ASSETS
Cash and cash equivalents                                           $ 11,379        $ 17,329
Trade receivables, net                                                18,617          18,945
Inventories, net -- Note B                                            23,481          22,911
Other current assets                                                   5,499           5,480
Current assets of Hydra 70 Rocket line of business, net -- Note C      1,180           4,360
                                                                    --------        --------
      Total current assets                                            60,156          69,025

Property, plant and equipment, net                                    23,700          23,305
Acquired technology -- Note E                                          6,698           6,939
Goodwill                                                               4,468           4,542
Other assets, net                                                      9,275           9,571
Non-current assets of Hydra 70 Rocket line of business --Note C        1,569           1,629
                                                                    --------        --------
                                                                    $105,866        $115,011
                                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                                              $  7,181        $  6,672
Accrued expenses and other liabilities                                14,572          15,163
Current portion of long-term debt                                      5,810           5,809
Current liabilities of Hydra 70 Rocket line of business -- Note C      1,387           3,279
                                                                    --------        --------
      Total current liabilities                                       28,950          30,923

Long-term debt, less current portion                                  18,712          24,348
Deferred income taxes and other liabilities                            2,058           2,250
Minority interest in consolidated subsidiary                           1,544           1,518
Stockholders' equity less treasury stock                              54,602          55,972
                                                                    --------        --------
                                                                    $105,866        $115,011
                                                                    ========        ========

See notes to condensed consolidated financial statements.

Note: The balance sheet at September 28, 1996 has been derived from the audited consolidated balance sheet at that date.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                        Quarter Ended
                                                       -----------------------------------------------
                                                             December 28,                 December 30,
                                                                1996                          1995
                                                       (dollars in thousands except per share amounts)
----------------------------------------------------  ------------------------------------------------

Net sales                                                         $27,081                      $34,666
Cost of sales                                                      17,087                       24,547
                                                       ------------------            -----------------
                                                                    9,994                       10,119

Selling, general and administrative expenses                        9,462                        7,813
Research, development and related expenses                          1,328                        1,220
                                                       ------------------            -----------------

Income (loss) from operations                                        (796)                       1,086

Interest expense                                                      496                          647
Other income                                                          200                          112
                                                       ------------------            -----------------

Income (loss) before income taxes                                  (1,092)                         551
Provision (benefit) for income taxes                                 (381)                         198
                                                       ------------------            -----------------

Net income (loss)                                                   $(711)                        $353
                                                       ==================            =================

Earnings (loss) per common share and common share
equivalents -- Note D                                              $(0.10)                       $0.05
                                                       ==================            =================


Weighted average shares outstanding                                 6,997                        7,074
                                                       ==================            =================


Dividends per common share                                          $0.02                        $0.02
                                                       ==================            =================



See notes to condensed consolidated financial statements.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                  Quarter Ended
                                                          ------------------------------
                                                          December 28,      December 30,
                                                            1996                 1995
                                                               (dollars in thousands)
--------------------------------------------------------  -------------------------------

Net cash provided (used) by operating activities              $1,976         $ (2,908)

Cash flows from investing activities:
         Purchases of property, plant and
           equipment                                          (1,511)            (970)
         Increase in other assets                                (89)             (11)
                                                          ----------       ----------

                 Net cash used in investing activities        (1,600)            (981)

Cash flows from financing activities:
         Payments on long-term debt                           (5,606)             (40)
         Proceeds from issuance of common stock                  168               62
         Purchase of treasury stock                             (748)              --
         Payment of cash dividends                              (140)            (138)
                                                          ----------       ----------

                 Net cash used in financing activities        (6,326)            (116)
                                                          ----------       ----------

Net decrease in cash and cash equivalents                     (5,950)          (4,005)

Cash and cash equivalents at beginning of period              17,329           11,690
                                                          ----------       ----------

Cash and cash equivalents at end of period                   $11,379           $7,685
                                                          ==========       ==========


See notes to condensed consolidated financial statements.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 28, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending September 27, 1997. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended September 28, 1996.



NOTE B--INVENTORIES

                                                     December 28,  September 28,
                                                         1996         1996
                                                       (dollars in thousands)
----------------------------------------------------- --------------------------

Finished products                                      $  1,980      $  1,405
Work in process                                           7,730         6,803
Materials                                                13,126        11,660
Costs incurred under long-term contracts,
   including U.S. Government contracts                    2,581         3,840
Unapplied progress payments                                (860)         (451)
                                                       --------      --------

                                                       $ 24,557      $ 23,257
Inventories included in current assets of Hydra 70
Rocket line of business, net of progress payments of
$860 and $451                                             1,076           346
                                                       --------      --------
Net inventories                                        $ 23,481      $ 22,911
                                                       ========      ========



NOTE C -- HYDRA 70 ROCKET CONTRACT

In September 1995, management of the Company reached the decision to exit the rocket manufacturing line of business which made up a substantial portion of the Defense Systems segment. The principal product comprising this line of business was the HYDRA 70 (H 70) Rocket. For further information, see Note C to Consolidated Financial Statements for the fiscal year ended September 28, 1996.

During the fiscal year ended September 28, 1996, the Company accrued an additional $700,000 to provide for shut down costs such as employee severance and facilities closure and took a charge of $313,000 to reflect management's estimate of the fair market value of the H 70 facility based on current market conditions. The Defense Systems segment was shut down at the end of FY 1996 and remaining sales of non-H 70 products are now classified with the Sensors & Systems segment.



NOTE D--EARNINGS PER COMMON SHARE AND COMMON SHARE
EQUIVALENTS


                                                              Quarter Ended
                                           ------------------------------------------------
                                                  December 28,          December 30,
                                                      1996                  1995
                                            (dollars in thousands except per share amounts)
-------------------------------------------------------------------------------------------

Weighted average shares outstanding                   6,997                6,831

Net effect of dilutive stock options
   based on the treasury stock method                    *                   243
                                                     ------               ------

Total weighted average shares outstanding             6,997                7,074
                                                     ======               ======

Net income (loss)                                    $ (711)              $  353
                                                     ======               ======

Earnings (loss) per common share and
common share equivalents                             $(0.10)              $ 0.05
                                                     ======               ======



Earnings per common share and common share equivalents are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

*Loss per common share is based on the weighted average number of common shares only, as any assumption of conversion of options would be antidilutive.



NOTE E--CONTINGENCIES AND LITIGATION

BEI Systron Donner Company vs. General Precision Industries, Inc., et al.

In early January 1997, BEI and the former shareholders of General Precision Industries, Inc. (GPI) reached a confidential settlement of the last remaining issues of the dispute that had been in arbitration since 1992. Following the November 1996 ruling by the arbitration panel that GPI may be due costs and expenses, the parties agreed in their January 1997 settlement on a final payment to fully resolve the dispute. The impact of the settlement and related legal expenses in the first quarter of 1997 was an after tax charge of approximately $1.1 million. The settlement and all remaining amounts accrued for GPI under prior rulings by the panel, including royalties for 1993 through 1996, were paid in the second quarter of FY 1997.

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

Management has vigorously defended its rights in this action and believes after discussion with legal counsel that the CooperSurgical claims are exaggerated. In 1995 expert witnesses for BEI prepared a formal response to the damage computations CooperSurgical previously submitted. BEI's experts stated that if CooperSurgical were entitled to damages, those damages would total less than $100,000, and would be more than offset by BEI Medical Systems' counterclaims against CooperSurgical, if BEI Medical Systems were successful in its counterclaims. Several trial dates were set during 1996, all of which were postponed by the court due in part to the illness and subsequent retirement of the then-presiding judge. The trial is currently scheduled for June 1997. BEI, after consultation with counsel, believes that the additional damage figures stated in the June 1996 letter from CooperSurgical's counsel are unfounded. While the outcome of this matter cannot be determined at this time, management believes, taking known factors into account and after consultation with legal counsel, that this matter will not result in a material adverse impact on the financial position of the Company.

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

The following table sets forth, for the fiscal periods indicated, the percentage
of  net  sales   represented  by  certain  items  in  the  Company's   Condensed
Consolidated Statements of Operations.



                                                             Quarter Ended
                                                     ---------------------------
                                                     December 28,   December 30,
                                                        1996           1995
--------------------------------------------------------------------------------

Net sales                                              100.0%         100.0%
Cost of sales                                           63.1           70.8
                                                       -----          -----
Gross profit                                            36.9           29.2
Operating expenses
  Selling, general and administrative expenses          34.9           22.5
  Research, development and related expenses             4.9            3.5
                                                       -----          -----
Income (loss) from operations                           (2.9)           3.2

Interest expense                                         1.8            1.9
Other income                                             0.7            0.3
                                                       -----          -----
Income (loss) before income taxes                       (4.0)           1.6
Provision for income taxes (credit)                     (1.4)           0.6
                                                       -----          -----
Net income (loss)                                       (2.6)%          1.0%
                                                       =====          =====


Quarters ended December 28, 1996 and December 30, 1995

Net sales for the first quarter of fiscal 1997, ended December 28, 1996, decreased $7.6 million or 21.9% from the same period in fiscal 1996.

The Defense Systems segment, which was primarily a Hydra 70 Rocket (H 70) business, shut down its major product line at the end of fiscal 1996. The segment's sales declined from $10.2 million in the first quarter of fiscal 1996 to zero in the current quarter of fiscal 1997. H 70 sales represented $8.9 million of the decline. The remaining sales of non-H 70 products were not significantly changed from the comparable period in 1996 and are now classified with the Sensors & Systems segment.

Sensors & Systems segment sales volume increased $0.9 million or 3.7% in the first quarter of 1997 from the first quarter of 1996. The sales increase reflects an improvement in commercial sales, specifically in the industrial and automotive markets. This was offset, in part, by declines in sales to government customers.

Consolidated cost of sales as a percentage of net sales in the first quarter of fiscal 1997 decreased 10.9% to 63.1% from 70.8% in the comparable period of fiscal 1996, primarily due to the closure of the major product line in the Defense Systems segment which eliminated the segment's sales and corresponding cost of sales during the first quarter of 1997 (see the discussion of sales above). In the first quarter of fiscal 1996, the cost of sales percentage for the Defense Systems segment represented 36.6% of total cost of sales. Therefore, the product mix in cost of sales shifted significantly from government customers with a lower gross margin to commercial products in the first quarter of fiscal 1997. Medical Systems segment cost of sales declined as a percentage of sales on increased volume. Sensors & Systems segment cost of sales as a percentage of sales increased slightly due to higher sales of lower margin products being produced in volume for the first time for automotive applications.

Selling, general and administrative expenses as a percentage of net sales increased in the first quarter of fiscal 1997 versus the comparable period of fiscal 1996, due to the impact of the settlement and other related costs associated with the resolution of the arbitration with GPI (see Notes to Condensed Consolidated Financial Statements, Note E--Contingencies and Litigation).

Research, development and related expenses as a percentage of net sales for the first quarter of fiscal 1997 increased versus the comparable period of fiscal 1996 due to increased spending in both the Medical Systems segment and the Sensors & Systems segment.

Liquidity and Capital Resources

During the first quarter of fiscal 1997, total cash provided by operations was $2.0 million, and was affected by the net loss of $0.7 million and the positive impact of non-cash charges to income from depreciation of $1.1 million and amortization of $0.8 million. Cash generated from operating activities included receivables collections of $4.2 million. Inventory purchases of $1.7 million were partly offset by reductions in progress payments on government contracts of $0.4 million resulting in a net cash outflow of $1.3 million. Trade payables and accrued expenses decreased cash by a net $2.1 million, including the payment of $3.8 million of amounts accrued in fiscal 1996 due to the GPI arbitration (see discussion under Notes to Condensed Consolidated Financial Statements, Note E--Contingencies and Litigation).

Cash used for investing activities of $1.6 million consisted primarily of capital expenditures. The level of capital expenditures for fiscal 1997 is consistent with the current volume of business, but is expected to increase as production is ramped up to meet the demand for automotive sensors.

Cash flows from financing activities consisted primarily of $5.6 million in scheduled payments made on long-term debt. The Company also used $0.7 million to purchase treasury stock on the open market. Proceeds from the issuance of common stock of $0.2 million were partially offset by dividend payments of $0.1 million.

The Company had no material capital commitments at December 28, 1996.

Based on the financial condition of the Company at December 28, 1996, management believes that the existing cash balances, cash generated from operations, and available lines of credit will be sufficient to meet the Company's planned needs for the foreseeable future. If the Company requires additional capital, it anticipates that such capital will be provided by bank or other borrowings, although there can be no assurances that funds will be available on terms as favorable as those applicable to the Company's currently outstanding debt.


Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

BEI ELECTRONICS, INC. AND SUBSIDIARIES


PART II.                OTHER INFORMATION

Item 6.                  Exhibits and Reports on Form 8-K

                         (a)        Exhibits


                                    27.1     Financial Data Schedule

                         (b)        Reports on Form 8-K

                                    No reports on Form 8-K were filed by the Company during the quarter ended December 28, 1996.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Francisco, County of San Francisco, State of California, on February 3, 1997.




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