Form 10-Q
period 1997-03-29
BEI ELECTRONICS INC
filed 1997-05-01
CIK 851478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________.


                     Commission file number 0-17885
                  B E I    E L E C T R O N I C S, I N C.
             (Exact name of Registrant as specified in its charter)


           Delaware                                  71-0455756
-------------------------------------   ----------------------------------------
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

      Common Stock: $.001 Par Value, 7,018,543 shares as of April 25, 1997

BEI ELECTRONICS , INC. AND SUBSIDIARIES

INDEX

PART 1.             FINANCIAL INFORMATION                                                                  PAGE
Item 1.             Financial Statements

                           Condensed Consolidated Balance Sheets--March 29, 1997 and September 28, 1996       3

                           Condensed Consolidated Statements of Operations--Quarter and Six Months            4
                           ended March 29, 1997 and March 30, 1996

                           Condensed Consolidated Statements of Cash Flows--Six Months ended March 29,        5
                           1997 and March 30, 1996

                           Notes to Condensed Consolidated Financial Statements--March 29, 1997               6

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of               10
                    Operations

PART II.            OTHER INFORMATION

Item 4.                    Submission of Matters to Vote of Security Holders                                 14

Item 6.                    Exhibits and Reports on Form 8-K                                                  15

                    SIGNATURES                                                                               16

BEI ELECTRONICS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                March 29,                September 28,
                                                                                  1997                       1996
                                                                               (Unaudited)                  (Note)
                                                                                         (dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                        $6,347                     $17,329
Trade receivables, net                                                           19,983                      18,945
Inventories, net -- Note B                                                       25,235                      22,911
Other current assets                                                              5,451                       5,480
Current assets of HYDRA 70 Rocket line of  business, net -- Note C                   --                       4,360
                                                                               --------                   ---------
      Total current assets                                                       57,016                      69,025


Property, plant and equipment, net                                               25,322                      23,305
Acquired technology                                                               6,458                       6,939
Goodwill                                                                          4,396                       4,542
Other assets, net                                                                 9,041                       9,571
Non-current assets of HYDRA 70 Rocket line of business -- Note C                     --                       1,629
                                                                               --------                   ---------
                                                                               $102,233                    $115,011
                                                                               ========                   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                                                           $7,928                      $6,672
Accrued expenses and other liabilities                                           11,408                      15,163
Current portion of long-term debt                                                 5,809                       5,809
Current liabilities of HYDRA 70 Rocket line of business -- Note C                    --                       3,279
                                                                               --------                   ---------
      Total current liabilities                                                  25,145                      30,923

Long-term debt, less current portion                                             18,615                      24,348
Deferred income taxes and other liabilities                                       1,491                       2,250
Minority interest in consolidated subsidiary                                      1,521                       1,518
Stockholders' equity less treasury stock                                         55,461                      55,972
                                                                               --------                   ---------
                                                                               $102,233                    $115,011
                                                                               ========                   =========

See notes to condensed consolidated financial statements.

Note: The balance sheet at September 28, 1996 has been derived from the audited consolidated balance sheet at that date.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                              Quarter Ended                 Six Months Ended
                                                        ------------------------------------------------------------

                                                         March 29,       March 30,      March 29,      March 30,
                                                           1997            1996           1997            1996

                                                             (dollars in thousands except per share amounts)
-----------------------------------------------------------------------------------------------------------------------------------


Net sales                                                     $28,524        $39,995        $55,605         $74,661
Cost of sales                                                  17,718         28,766         34,805          53,313
                                                        ------------------------------------------------------------
Gross Profit                                                   10,806         11,229         20,800          21,348


Selling, general and administrative expenses                    8,111          8,730         17,573          16,543
Research, development and related expenses                      1,538          1,238          2,866           2,458
                                                        ------------------------------------------------------------

Income from operations                                          1,157          1,261            361           2,347

Interest expense                                                  495            669            991           1,316
Other income                                                      300            382            501             494
                                                        ------------------------------------------------------------

Income (loss) before income taxes                                 962            974          (129)           1,525
Provision (benefit) for income taxes                              343            365           (38)             563
                                                        ------------------------------------------------------------

Net income (loss)                                                $619           $609          ($91)            $962
                                                         ===========================================================
Earnings (loss) per common share and
   common share equivalents -- Note D                           $0.09          $0.09        ($0.01)           $0.14
                                                         ===========================================================

Weighted average shares outstanding                             7,220          7,067          7,023           7,015
                                                         ===========================================================

Dividends per common share                                      $0.02          $0.02          $0.04           $0.04
                                                         ===========================================================

See notes to condensed consolidated financial statements.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                  Six Months Ended
                                                                           -------------------------------
                                                                           March 29,            March 30,
                                                                             1997                 1996

                                                                                 (dollars in thousands)
---------------------------------------------------------------------------------------------------------
Net cash used  in operating activities                                      ($1,136)               ($733)

Cash flows from investing activities:
         Purchases of property, plant and
            equipment                                                        (2,895)              (2,490)
         Proceeds from sale of BEI Medical Systems,
            Inc. stock, net                                                       --               1,475
         Purchase of other assets                                              (144)                (339)
                                                                            ---------           ---------
                Net cash used in investing activities                        (3,039)              (1,354)

Cash flows from financing activities:
         Payments on long term debt                                          (6,235)                (481)
         Proceeds from issuance of common stock                                  316                 280
         Purchase of treasury stock                                            (748)                  --
         Payment of cash dividends                                             (140)                (138)
                                                                            ---------           ---------

                Net cash used in financing activities                        (6,807)                (339)
                                                                            ---------           ---------

Net decrease in cash and cash equivalents                                   (10,982)              (2,426)

Cash and cash equivalents at beginning of period                              17,329              11,690
                                                                            ---------           ---------

Cash and cash equivalents at end of period                                    $6,347              $9,264
                                                                            =========           =========

See notes to condensed consolidated financial statements.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 29, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending September 27, 1997. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended September 28, 1996.



NOTE B--INVENTORIES

                                                       March 29,   September 28,
                                                         1997          1996
                                                       (dollars in thousands)
--------------------------------------------------------------------------------

Finished products                                       $2,619          $1,405
Work in process                                          7,558           6,803
Materials                                               13,238          11,660
Costs incurred under long-term contracts,
   including U.S. Government contracts                   3,547           3,840
Unapplied progress payments                             (1,727)           (451)
                                                      ---------       ----------

Net inventories                                         25,235          23,257

Inventories included in current assets of HYDRA
  70 Rocket line of business, net of progress
  payments of $451.                                         --             346
                                                      ---------       ----------
                                                       $25,235         $22,911
                                                      =========       ==========

NOTE C -- HYDRA 70 ROCKET CONTRACT

In September 1995, management of the Company decided to exit the rocket manufacturing line of business which made up a substantial portion of the Defense Systems segment. The principal product comprising this line of business was the HYDRA 70 (H 70) Rocket. The Defense Systems segment was shut down at the end of fiscal year 1996 and remaining sales of non-H 70 products, which are not material to the consolidated financial statements, are now classified with the Sensors & Systems segment. For further information, see Note C to the Consolidated Financial Statements for the fiscal year ended September 28, 1996.

As a result of the decision to exit the rocket line of business, the Company had recorded a reserve for employee severance and facility closure costs. At the end of fiscal year 1996, the balance in the reserve account consisted of $374,000 and $500,000 for employee severance and facility closure costs, respectively. During the first six months of fiscal 1997, the Company accrued an additional $32,000 for employee severance costs. Costs incurred during the period for severance and facilities closure of $297,000 and $235,000, respectively, were charged against the reserve. The balance in the reserve at the end of the second quarter of fiscal 1997 consisted of $109,000 for employee severance and $265,000 for facilities closure costs. Management has indicated at this time the reserve appears adequate to cover future shutdown costs.

HYDRA 70 SHUTDOWN RESERVE
                                      September 28,      Adjustments      Costs      March 29,
                                          1996                          Incurred       1997

                                                         (dollars in thousands)
------------------------------------------------------------------------------------------------
Employee Severance                        $374              $32           $297         $109
Facilities Costs                           500               --            235          265
                                     -----------------------------------------------------------
Total Reserve                             $874              $32           $532         $374
                                     ===========================================================

NOTE D--EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENTS
                                                                      Quarter Ended                Six Months Ended
                                                                -------------------------    ---------------------------
                                                                 March 29,       March 30,      March 29,       March 30,
                                                                   1997            1996           1997            1996

                                                                   (amounts in thousands except per share data)
------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                 7,050          6,891           7,023          6,860

Net effect of dilutive stock options
   based on the treasury stock method                                 170            176              --            155
                                                               ----------------------------------------------------------

Total weighted average shares outstanding                           7,220          7,067           7,023          7,015
                                                               ==========================================================

Net income (loss)                                                    $619           $609           ($91)           $962
                                                               ==========================================================
Earnings (loss) per common share and common
  share equivalents                                                 $0.09          $0.09         ($0.01)          $0.14
                                                               ==========================================================


Earnings per common share and common share equivalents are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Loss per common share is based on the weighted average number of common shares only, as any assumption of exercise of options would be antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for the quarter ending December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Had the Statement been implemented for the quarter and six months ended March 29, 1997 and March 30, 1996, respectively, the impact on the calculation of earnings per share would not have been material.



NOTE E--CONTINGENCIES AND LITIGATION

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

The trial is currently scheduled for June 1997. BEI, after consultation with counsel, believes that the additional damage figures stated in the June 1996 letter from CooperSurgical's counsel are exaggerated. While the outcome of this matter cannot be determined at this time, management believes, taking known factors into account and after consultation with legal counsel, that this matter will not result in a material adverse impact on the financial position of the Company.

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
                                                       Quarter Ended                 Six Months Ended
                                               --------------------------------------------------------------
                                                  March 29,      March 30,      March 29,       March 30,
                                                    1997            1996           1997           1996
                                               --------------------------------------------------------------

Net sales                                          100.0%        100.0%          100.0 %        100.0%
Cost of sales                                       62.1          71.9            62.6           71.4
                                               ----------      --------       ---------      ---------

Gross profit                                        37.9          28.1            37.4           28.6

Selling, general and administrative                 28.5          21.8            31.6           22.2
  expenses
Research, development and related                    5.4           3.1             5.2            3.3
  expenses
                                               ----------      --------       ---------      ---------

Income from operations                               4.0           3.2             0.6            3.1

Interest expense                                     1.7           1.7             1.8            1.8
Other income                                         1.1           0.9             0.9            0.7
                                               ----------      --------       ---------      ---------
Income (loss) before income taxes                    3.4           2.4            (0.3)           2.0
Provision (benefit) for income taxes                 1.2           0.9            (0.1)           0.7
                                               ----------      --------       ---------      ---------

Net income (loss)                                    2.2%          1.5%           (0.2)%          1.3%
                                               ==========      ========       =========      =========


Quarters ended March 29, 1997 and March 30, 1996

Net sales for the quarter ended March 29, 1997 decreased $11.5 million or 28.7% from the same period in fiscal 1996.

The Defense Systems segment, which was primarily a HYDRA 70 Rocket (H 70) business, shut down its major product line at the end of fiscal 1996. The segment's sales declined from $12.8 million in the second quarter of fiscal 1996 to zero in the current quarter of fiscal 1997. H 70 sales represented $11.6 million of the decline. The remaining sales of non-H 70 products, which are not material to the financial statements, were not significantly changed from the comparable period in fiscal 1996 and are now classified with the Sensors & Systems segment.

Sensors & Systems segment comparable sales in the second quarter of fiscal 1997 remained at the same level as sales in the second quarter of fiscal 1996. The Medical Systems segment sales increased $0.1 million or 4.3% from the same period in the prior fiscal year.

Consolidated cost of sales as a percentage of net sales decreased to 62.1% from 71.9% in the second quarter of fiscal 1997 versus the comparable period of fiscal 1996. The decrease in cost of sales as a percentage of net sales from the shutdown of the H 70 product line was partly offset by increases in the Sensors & Systems segment cost of sales as a percentage of net sales. The Sensors & Systems segment incurred cost overruns on the development of some products for aerospace applications. In addition, average costs of goods sold as a percentage of sales for new automotive applications in the segment are higher than for other commercial products due to start-up efforts.

Selling, general and administrative expenses decreased in total, but increased as a percentage of net sales from 21.8% in the second quarter of fiscal 1996 to 28.5% in the second quarter of fiscal 1997. This was mainly the result of lower sales volume due to the shutdown of the H 70 product line in the Defense Systems segment. Sensors & Systems' selling, general and administrative costs were reduced in total and declined slightly as a percentage of sales. This was more than offset by an increase in the Medical Systems' expenses to support new product efforts which rose significantly as a percent of sales.

Research, development and related expenses as a percentage of net sales for the second quarter of fiscal 1997 showed an increase from the same period in fiscal 1996 due to increased spending to support sales growth and product development mainly in the Medical Systems segment and to a lesser degree in the Sensors & Systems segment.


Six months ended March 29, 1997 and March 30, 1996

Net sales for the first six months of fiscal 1997 decreased $19.1 million or 25.5% from the prior year.

The Defense Systems segment, which was primarily an H 70 business, shut down its major product line at the end of fiscal 1996. The segment's sales declined from $23.0 million in the first six months of fiscal 1996 to zero in the same period of fiscal 1997. H 70 sales represented $20.7 million of the decline. The remaining sales of non-H 70 products, which are not material to the financial statements, increased $0.5 million from the comparable period in fiscal 1996 and are now classified with the Sensors & Systems segment.

Sensors & Systems segment comparable sales in the first six months of fiscal 1997 increased $1.1 million. Sales of automotive and other commercial products in the segment increased $0.7 million and $1.0 million, respectively, but were offset by decreases in sales to government contractors or subcontractors of $1.1 million. The remaining increase in Sensors & Systems sales of $0.5 million is from the increase in sales of the non-H 70 products of Defense Systems. The Medical Systems segment sales increased $0.5 million or 11.6% from the same period in the prior year.

Consolidated cost of sales as a percentage of net sales decreased to 62.6% from 71.4% in the first six months of fiscal 1997 as compared to the same period of fiscal 1996. The decrease in cost of sales as a percentage of net sales from the shutdown of the H 70 product line was slightly offset by increases in the Sensors & Systems segment cost of sales as a percentage of net sales. Sensors & Systems segment incurred cost overruns on the development of some products for aerospace applications. In addition, average costs of goods sold as a percentage of sales for new automotive applications in the segment are higher than for other commercial products due to start-up efforts. The Medical Systems segment cost of sales as a percentage of net sales decreased from 63.3% in the first six months of fiscal 1996 to 56.3% in the first six months of fiscal 1997.

Selling, general and administrative expenses as a percentage of net sales increased from 22.2% in the first six months of fiscal 1996 to 31.6% in the first six months of fiscal 1997. This was mainly the result of lower sales volume due to the shutdown of the H 70 product line in the Defense Systems segment. In addition, the one-time settlement and other related charges associated with the resolution of the arbitration with the former shareholders of GPI during the first quarter of fiscal 1997 (see Note E to the Condensed Consolidated Financial Statements for the quarter ended December 28, 1996) increased the selling, general and administrative expense percentage to sales.

Research, development and related expenses as a percentage of net sales for the first six months of fiscal 1997 have increased slightly from the same period in fiscal 1996 due to increased spending to support sales growth and product development mainly in the Medical Systems segment and to a lesser degree in the Sensors & Systems segment.


Liquidity and Capital Resources

During the first six months of fiscal 1997, total cash used by operations was $1.1 million, including the net loss of $0.1 million. Operating cash inflows consisted primarily of the positive impact of non-cash charges to income from depreciation and amortization of $3.8 million and receivables collections of $2.9 million. Offsetting the inflows were inventory purchases of $3.3 million and reductions in progress payments on government contracts of $1.3 million, resulting in net cash outflows for inventory of $2.0 million. Payments on trade payables and accrued expenses used an additional $5.8 million in cash, including $5.3 million of amounts accrued either in fiscal 1996 or in the first quarter of fiscal 1997 from the final settlement of the GPI arbitration. For further information see Note E to the Condensed Consolidated Financial Statements for the quarter ended December 28, 1996.

Cash used in investing activities consisted primarily of $2.9 million for capital expenditures in the Sensors & Systems segment, and is consistent with spending in the first six months of the prior fiscal year and the current business volume. Capital expenditures may increase or the Company may expand the use of leasing to support increased product volumes.

Cash used in financing activities consisted primarily of $6.2 million in scheduled payments of long-term debt. The Company also used $0.7 million to purchase treasury stock on the open market. Proceeds from the issuance of common stock of $0.3 million were partially offset by dividend payments of $0.1 million.

The Company had no material capital commitments at March 29, 1997.

The Internal Revenue Service (IRS) is currently auditing the Company's income tax returns for fiscal years 1993 through 1995. The Company believes that it will reach an agreement with the IRS in connection with the audit of these years and, while it is anticipated that such agreement, if finalized, would not have a material effect on the Company's results of operations for fiscal 1997, it would result in the payment of significant additional prior yearstax liabilities during fiscal 1997.

Based on the financial condition of the Company at March 29, 1997, management believes that the existing cash balances, cash generated from operations, and available lines of credit will be sufficient to meet the Company's planned needs for the foreseeable future. If the Company requires additional capital, management anticipates that such capital will be provided by bank or other borrowings, although there can be no assurances that funds will be available on terms as favorable as those applicable to the Company's currently outstanding debt.

Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

BEI ELECTRONICS, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

(a) The Annual Meeting of Stockholders (the "meeting") of the Company was held on March 6, 1997. At the meeting Richard M. Brooks, William G. Howard, Jr., and Peter G. Paraskos were elected to the Company's Board of Directors for a three-year term expiring at the Company's 2000 Annual Meeting.

         In addition, the following directors continued in office as directors of the Company following the Annual Meeting: Charles Crocker and George
         S. Brown (until the Company's 1998 Annual Meeting);C. Joseph Giroir, Jr, and Gary D. Wrench (until the Company's 1999 Annual Meeting).

(b)      The  other  matters   presented  at  the  meeting  and  the  voting  of
         stockholders with respect thereto are as follows:


         (i) Amendments to the Company's 1987 Incentive Stock Option Plan were approved which changed the Plan's name to the Amended 1987 Stock Option Plan and provided that both incentive stock options and nonstatutory stock options may be granted under the Plan, that consultants to the Company may be granted stock options, that the Plan's term be extended to January 15, 2007, that the aggregate number of shares that may be granted under the Plan be increased by 100,000 shares, and added provisions to the Plan with respect to Section 162(m) of the Internal Revenue Code of 1986 and Section 16 of the Securities Exchange Act of 1934, as amended.

         Shares voted:

             For           Against           Abstained         Broker Non-Votes
          ----------    ------------        -----------       ------------------
           3,578,917      1,036,714           36,325               1,408,657


         (ii) Amendments to the Company's 1992 Restricted Stock Plan were approved which provided that the Plan's term be extended to January 15, 2007, that the aggregate number of shares that may be granted under the Plan be increased by 350,000 shares, and added provisions to the Plan with respect to Section 162(m) of the Internal Revenue Code of 1986 and
         Section 16 of the Securities Exchange Act of 1934, as amended.

         Shares voted:

            For            Against           Abstained         Broker Non-Votes
         ----------     ------------        -----------       ------------------
          3,989,149        569,123            36,362               1,465,979


         (iii) The Board of Directors selected Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending September 27, 1997 and such selection was ratified by the stockholders at the Annual Meeting.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.23 Fourth Amendment to Note Agreement, dated March 27, 1997, between BEI Electronics, Inc. and Principal Mutual Life Insurance Company, Berkshire Life Insurance Company, and TMG Life Insurance Company

         10.24 Seventh Amendment to Credit Agreement, dated February 28, 1997 between BEI Electronics, Inc., BEI Sensors & Systems Company, Inc., Defense Systems Company, Inc., BEI Medical Systems Company, Inc. and CIBC Inc., and Canadian Imperial Bank of Commerce

         27.1   Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 29, 1997.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Francisco, County of San Francisco, State of California, on April 28, 1997.




                               BEI ELECTRONICS, INC.


                               By:      /s/ Robert R. Corr
                                        ----------------------------------------
                                        Robert R. Corr
                                        Secretary, Treasurer and Controller
                                        (Principal Accounting Officer)

                       FOURTH AMENDMENT TO NOTE AGREEMENT


This Fourth Amendment to Note Agreement (the "Agreement") is entered into as of the 27th day of March, 1997 between BEI Electronics, Inc., a Delaware corporation (the "Company"), having its principal place of business at One Post Street Suite 2500, San Francisco, California 94104, and Principal Mutual Life Insurance Company, Berkshire Life Insurance Company and TMG Life Insurance Company (each a "Holder" and together the "Holders").

                                    RECITALS

The Company entered into a Note Agreement dated as of August 15, 1993 (the "Original Note Agreement") with the Holders and Principal National Life Insurance Company. In accordance with the terms of the Original Note Agreement the Company issued its 6.73% Series A Senior Notes due October 1, 2000 (the "Notes") in the original principal amount of $16,800,000 and its 6.73% Series B Senior Notes due November 15, 2000 in the original principal amount of $11,200,000. The Holders are the owners and registered holders of the entire outstanding principal balance of Notes. Capitalized terms used but not defined in this Agreement have the meanings set forth in the Note Agreement.

The Original Note Agreement was amended by First Amendment to Note Agreement dated as of April 1, 1994 (the "First Amendment"), by Second Amendment to Note Agreement dated as of September 30, 1994 (the "Second Amendment") and by Third Amendment to Note Agreement dated as of December 19, 1995 (the "Third Amendment"). The Original Note Agreement as amended by the First Amendment, the Second Amendment and the Third Amendment is hereinafter referred to as the "Note Agreement".

The Company has requested, and the Holders have agreed, that the Note Agreement be amended in certain particulars as set forth in this Agreement.

NOW, THEREFORE, in consideration of the premises set forth above, and in consideration of the sum of $5,000 paid by the Company ratably to the Holders, the receipt and sufficiency of which is hereby acknowledged, the Company and the Holders agree as follows:

1. Recitals Incorporated. The Recitals set forth above are incorporated herein by reference.

2. Amendment to the Note Agreement. Section 5.8 of the Note Agreement is hereby deleted in its entirety and the following inserted in lieu thereof:

            Section 5.8. Fixed Charges Coverage Ratio. For each period of four consecutive fiscal quarters ending on a date listed below, the Company shall keep and maintain the ratio of Net Income Available for Fixed Charges to Fixed Charges at not less than the ratio set forth below:

                 March 29, 1997        2.0 to 1.0

                 June 28, 1997         2.0 to 1.0

Page 2
          Beginning with the fiscal quarter ending on September 27, 1997, the Company shall keep and maintain the ratio of Net Income Available for Fixed Charges to Fixed Charges for each period of four consecutive fiscal quarters at not less than 2.5 to 1.0.

3. Representations and Warranties. The Company represents and warrants to each Holder as of the date of this Agreement that, upon execution of this Agreement, all of the following statements will be true and correct:

       3.1 As of the date of this Agreement, no Default or Event of Default under the Note Agreement, as amended, or under any other agreement for borrowed money to which the Company is subject, exists or is continuing.

       3.2 Except as set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1996 filed with the Securities and Exchange Commission, the representations and warranties of the Company referred to in Section 3.1 of the Note Agreement are true and correct and complete in all material respects as if made on the date hereof, except as to those representations and warranties made as of a specific date, which are true and correct and materially complete as of such date.

       3.3 No dissolution proceedings with respect to the Company have been commenced or are contemplated, and, except as previously disclosed in 10Q or 10K reports delivered to each holder of the Notes, there has been no material adverse change in the business, condition or operations (financial or otherwise) of the Company, taken as a whole, since August 15, 1993.

       3.4 This Agreement has been duly authorized, executed and delivered by the Company and constitutes a legal, valid and binding obligation of the Company.

                3.5 The Company has not made any modification of any material agreement with any creditor of the Company, other than by this Agreement, unless the Company has disclosed the terms of such modification to each Holder in writing.

       3.6 The Company has not paid or caused to be paid, and will not pay or cause to be paid, directly or indirectly, any remuneration, whether by way of supplemental or additional interest, fee or otherwise, to any Holder as consideration for or as an inducement to entering into by such Holder of this Agreement, except as set forth herein.

4. Effective Date. This Agreement shall become effective as of the date first written above upon receipt by each of the Holders of a counterpart of this Agreement duly executed by the Company and the other Holders.

5.     Miscellaneous

       5.1 Except as specifically amended in this Agreement all of the terms, conditions and covenants of the Note Agreement and the Notes shall remain unaltered and in full force and effect and shall be binding on the Company. The Note Agreement is hereby ratified, confirmed and approved.

       5.2 Except as expressly set forth in this Agreement the terms of this Agreement shall not operate as a waiver by the Holders of any provisions of, or otherwise prejudice the rights or remedies of the Holders under the Note Agreement, the Notes or applicable law and shall not operate as a waiver of or otherwise prejudice any rights the Holders may have against any other Person. This Agreement shall not be construed as establishing a course of conduct on the part of the Holders upon which the Company may rely in the future.

       5.3 All headings and captions preceding the text of the several sections of this Agreement are intended solely for convenience of reference and shall not constitute a part of this Agreement, nor shall they alter its meaning, construction or effect.

       5.4 This Agreement embodies the entire agreement and understanding between the Company and the Holders with regard to the matters set forth herein, and supersedes all prior agreements and undertakings relating to such matters.

       5.5 This Agreement may be executed by the parties hereto in separate counterparts, each of which when so executed shall be deemed an original and all of which taken together shall constitute one and the same agreement.

       5.6 This Agreement shall be governed by, and construed and enforced in accordance with the laws of the State of Illinois.

IN WITNESS WHEREOF the parties hereto have caused this Agreement to be executed by their authorized officers as of the date first above written.

BEI ELECTRONICS, INC.


By  /s/ Robert R. Corr
    -----------------------------------
            Tres.

By
    -----------------------------------


PRINCIPAL MUTUAL LIFE INSURANCE COMPANY


By: /s/ Austin Ramzy
    -----------------------------------
    Austin Ramzy
    Assistant Director
    Securities Investment


By: /s/ Jon M. Davidson
    -----------------------------------
    Jon M. Davidson
    Director - Securities Investment

BERKSHIRE LIFE INSURANCE COMPANY



By:
    -----------------------------------


TMG LIFE INSURANCE COMPANY

By:  THE MUTUAL GROUP, its Agent


By:
    -----------------------------------


By:
    -----------------------------------

                              BEI ELECTRONICS, INC.

                      SEVENTH AMENDMENT TO CREDIT AGREEMENT


         This SEVENTH AMENDMENT TO CREDIT AGREEMENT (this "Amendment") is dated as of February 28, 1997 and entered into by and among BEI Electronics, Inc., a Delaware corporation, BEI Sensors & Systems Company, Inc., a Delaware corporation, Defense Systems Company, Inc., a Delaware corporation, and BEI Medical Systems Company, Inc., a Delaware corporation (each a "Borrower" and collectively the "Borrowers"), the financial institutions listed on the signature pages hereof (each a "Lender" and collectively the "Lenders"), CIBC Inc., as agent for the Lenders (the "Agent"), and Canadian Imperial Bank of Commerce, as the Designated Issuer, and is made with reference to that certain Credit Agreement dated as of June 1, 1993, as amended by the First Amendment to Credit Agreement dated as of September 3, 1993, as amended by the Second Amendment to Credit Agreement and Limited Waiver dated as of April 1, 1994, as amended by the Third Amendment to Credit Agreement dated as of September 30, 1994, as amended by the Fourth Amendment to Credit Agreement dated as of June 1, 1995, as amended by the Fifth Amendment to Credit Agreement dated as of June 1, 1996 and as amended by the Sixth Amendment to Credit Agreement dated as of October 31, 1996 (as so amended, the "Credit Agreement") by and among the Borrowers, the Lenders, the Agent and the Designated Issuer. Capitalized terms used herein without definition shall have the same meanings herein as set forth in the Credit Agreement.


                                    RECITALS


         WHEREAS, the Borrowers have requested an extension of the Maturity Date of the Credit Agreement, and the Lenders, the Agent and the Designated Issuer have so agreed;

         WHEREAS, the Borrowers, the Lenders, the Agent and the Designated Issuer desire to amend the Credit Agreement as set forth below;

         NOW, THEREFORE, in consideration of the premises and agreements, provisions and covenants herein contained, the parties hereto agree as follows:

 1.       Amendments to the Credit Agreement.

          1.1. Amendments to Section 1.01: Defined Terms. The following definitions in Section 1.01 of the Credit Agreement are hereby amended in to read in their entirety as follows:

                            "'Maturity Date': July 31, 1997, or, if earlier, the
                  day immediately prior to the distribution date of a tax free spin-off of any of the Borrowers' Subsidiaries."

                            "'Revolving  Commitment':  The amount of $15,000,000
                  as such amount may be reduced pursuant to Sections 2.1(c) and 2.1(d). As of the Maturity Date, the Lenders' obligation to make Revolving Loans after such date shall expire and the amount of the Revolving Commitment shall be reduced to an amount equal to the Letter of Credit Usage as of such date."

          1.2. Amendments to Section 2.5: Letters of Credit. Subsection (a) of Section 2.5 is hereby amended to read in its entirety as follows:

                            "(a) Letters of Credit.  The  Borrowers  may request
                  from time to time during the period from the date hereof through the Maturity Date that the Issuing Bank issue Letters of Credit for the account of any of the Borrowers, provided that in no event shall the Issuing Bank issue any Letter of Credit having an expiration date beyond the Maturity Date, except for any Letters of Credit outstanding as February 28, 1997 which, in the event the Lenders' obligation to make Revolving Loans expires, shall be immediately cash-collateralized by the Borrowers.

 2. Conditions to Effectiveness. This Amendment shall be deemed effective as of February 28, 1997 (the "Seventh Amendment Effective Date") upon the satisfaction of all of the following conditions precedent:

          2.1. The Agent shall have received for each Lender and the Designated Issuer counterparts hereof duly executed on behalf of the Borrowers, the Agent and the Lenders (or notice of the approval of this Amendment by the Lenders satisfactory to the Agent shall have been received by the Agent).

          2.2 The Agent shall have received a closing fee in the amount of US $12,500.

          2.3. All corporate and other proceedings taken or to be taken in connection with the transactions contemplated hereby and all documents incidental thereto not previously found acceptable by the Agent, acting on behalf of the Lenders, and its counsel shall be satisfactory in form and substance to the Agent and such counsel, and the Agent and such counsel shall have received all such counterpart originals or certified copies of such documents as the Agent may reasonably request.

 3. Borrowers' Representations and Warranties. In order to induce the Lenders to enter into this Amendment and to amend the Credit Agreement in the manner provided herein, the Borrowers represent and warrant to each Lender that the following statement are true, correct and complete:

          3.1. Corporate Power and Authority. The Borrowers have all requisite corporate power and authority to enter into this Amendment and to carry out the transactions contemplated by, and perform their respective obligations under, the Credit Agreement as amended by this Amendment (the "Amended Agreement"). The Certificate of Incorporation and Bylaws of each of the

                  Borrowers have not been amended since September 30, 1994, except for the bylaws of BEI Electronics, Inc. which were amended as of April 1, 1996 (a copy of the amended bylaws have been delivered to Agent).

          3.2. Authorization of Agreements. The execution and delivery of this Amendment and the performance of the Amended Agreement have been duly authorized by all necessary corporate action on the part of the Borrowers.

          3.3. No Conflict. The execution and delivery by the Borrowers of this Amendment and the performance by the Borrowers of the Amended Agreement do not and will not contravene (i) any law or regulation binding on or affecting any of the Borrowers or any of their respective Subsidiaries, (ii) the Certificate of Incorporation or Bylaws of any of the Borrowers, (iii) any order, judgment or decree of any court of other agency of government binding on any of the Borrowers or any of their respective Subsidiaries or (iv) any contractual restriction binding on or affecting any of the Borrowers or any of their respective Subsidiaries.

          3.4. Governmental Consents. The execution and delivery by the Borrowers of this Amendment and the performance by the Borrowers of the Amended Agreement do not and will not require any authorization or approval of, or other action by, or notice to or filing with any governmental authority or regulatory body.

          3.5. Binding Obligation. This Amendment and the Amended Agreement have been duly executed and delivered by the Borrowers and are the binding obligations of the Borrowers, enforceable against the Borrowers in accordance with their respective terms, except as such enforceability may be limited by bankruptcy, insolvency, reorganization, liquidation, moratorium or other similar laws of general application and equitable principles relating to or affecting creditors' rights.

          3.6. Absence of Default. No event has occurred and is continuing or will result from the consummation of the transactions contemplated by this Amendment that would constitute an Event of Default or a Potential Event of Default.

 4.       Miscellaneous.

          4.1. Reference to and Effect on the Credit Agreement and the Other Loan Documents.

                   4.1.1. On and after the Seventh Amendment Effective Date, each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof", "herein", or words of like import referring to the Credit Agreement, and each reference in the other Loan Documents to the "Credit Agreement", "thereunder", "thereof" or words of like import referring to the Credit Agreement shall mean and be a reference to the Amended Agreement.

                   4.1.2. Except as specifically amended by this Amendment, the Credit Agreement and the other Loan Documents shall remain in full force and effect and are hereby ratified and confirmed.

                   4.1.3.  Without  limiting the generality of the provisions of
                           Section 10.01 of the Credit Agreement, nothing in this Amendment shall be deemed to (a) constitute a waiver of compliance by the Borrowers with respect to any term, provision or condition of the Credit Agreement or any other instrument or agreement referred to therein or (b) prejudice any right or remedy that the Agent or any Lender may now have or may have in the future under or in connection with the Credit Agreement or any other instrument or agreement referred to therein.

          4.2. Fees and Expenses. The Borrowers acknowledge that all costs, fees and expenses as described in Section 10.05 of the Credit Agreement incurred by the Agent and its counsel with respect to this Amendment and the documents and transactions contemplated hereby shall be for the account of the Borrowers.

          4.3. Headings. Section and subsection headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose or be given any substantive effect.

          4.4. Applicable Law. THIS AMENDMENT SHALL BE GOVERNED BY, AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF CALIFORNIA, WITHOUT REGARD TO CONFLICT OF LAWS PRINCIPLES.

          4.5. Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument, signature pages may be detached from multiple separate counterparts and attached to a single counterpart so that all signature pages are physically attached to the same document.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered by their respective officers thereunto duly authorized as of the date first written above.

                                BEI ELECTRONICS, INC.


                                By:    /s/ Robert R. Corr
                                       -----------------------------------------

                                Title: Tres
                                       -----------------------------------------

                               BEI SENSORS & SYSTEMS
                               COMPANY, INC.


                               By:     /s/ Robert R. Corr
                                       -----------------------------------------
                               Title:  Tres
                                       -----------------------------------------


                               DEFENSE SYSTEMS COMPANY, INC.


                               By:     /s/ Robert R. Corr
                                       -----------------------------------------
                               Title:  Asst Tres
                                       -----------------------------------------


                               BEI MEDICAL SYSTEMS COMPANY, INC.


                               By:     /s/ Robert R. Corr
                                       -----------------------------------------
                               Title:  Tres
                                       -----------------------------------------


                               CIBC INC., Individually and as Agent


                               By:     /s/ Cyd Petre
                                       -----------------------------------------
                               Title:  Authorized Signatory
                                       -----------------------------------------


                               CANADIAN IMPERIAL BANK of
                               COMMERCE, as the Designated Issuer


                               By:     /s/ Cyd Petre
                                       -----------------------------------------
                               Title:  Authorized Signatory
                                       -----------------------------------------