Form 10-Q
period 1997-06-28
BEI ELECTRONICS INC
filed 1997-08-12
CIK 851478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
         __________.



                         Commission file number 0-17885
                              BEI ELECTRONICS, INC.
             (Exact name of Registrant as specified in its charter)



              Delaware                                   71-0455756
------------------------------------      --------------------------------------
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

       Common Stock: $.001 Par Value, 7,025,843 shares as of July 30, 1997

                                                                         1 of 28

BEI ELECTRONICS, INC. AND SUBSIDIARIES

INDEX



PART 1.    FINANCIAL INFORMATION                                            PAGE
                                                                            ----
Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets--June 28, 1997 and       3
               September 28, 1996

               Condensed Consolidated Statements of Operations--Quarter       4
               and Nine Months ended June 28, 1997 and June 29, 1996

               Condensed Consolidated Statements of Cash Flows--Nine          5
               Months ended June 28, 1997 and June 29, 1996

               Notes to Condensed Consolidated Financial Statements--June     6
               28, 1997

Item 2.    Management's Discussion and Analysis of Financial Condition and   14
           Results of Operations


PART II.   OTHER INFORMATION

Item 5.        Summary Description of Continuing Operations
               (Medical Systems)                                             20

Item 6.        Exhibits and Reports on Form 8-K                              27


           SIGNATURES                                                        28



                                                                         2 of 28

BEI ELECTRONICS, INC. AND SUBSIDIARIES
PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statements

The following financial statements classify the Company's Sensors & Systems and Defense Systems business segments as discontinued operations, reflecting the Company's current intent to distribute ownership of these operations to its stockholders. See Notes 1 and 3 to the Financial Statements and Item 5 of the Form 10-Q for further information.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        June 28,   September 28,
                                                          1997         1996
                                                      (Unaudited)     (Note)
                                                       (amounts in thousands)
--------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                              $    972      $  9,128
Trade receivables, net                                    2,094         1,713
Inventories, net -- Note 2                                3,023         2,085
Deferred income taxes                                       248           456
Current assets of discontinued operations,
   net -- Note 3                                         49,018        55,499
Other current assets                                        317           144
                                                       --------      --------
      Total current assets                               55,672        69,025

Property, plant and equipment, net                          788           817
Goodwill                                                  3,655         3,835
Other assets, net                                         4,007         4,662
Non-current assets of discontinued
   operations -- Note 3                                  37,650        36,672
                                                       --------      --------
                                                       $101,772      $115,011
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                                 $    834      $    683
Accrued expenses and other liabilities                    2,781         2,337
Current portion of long-term debt                           181           179
Current liabilities of discontinued
   operations  -- Note 3                                 22,307        27,724
                                                       --------      --------
      Total current liabilities                          26,103        30,923

Long-term debt, less current portion                         62           212
Non-current liabilities of discontinued
   operations -- Note 3                                  18,802        24,426
Deferred income taxes and other liabilities                --           1,960
Minority interest in consolidated subsidiary              1,539         1,518
Stockholders' equity                                     55,266        55,972
                                                       --------      --------
                                                       $101,772      $115,011
                                                       ========      ========

See notes to condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at September 28, 1996 has been derived from the audited consolidated balance sheet at that date after giving effect to the reclassification of assets and liabilities of discontinued operations.

                                                                         3 of 28

BEI ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                          Quarter Ended               Nine Months Ended
                                                     -----------------------        ------------------------
                                                     June 28,      June 29,         June 28,       June 29,
                                                       1997          1996             1997           1996
                                                        (amounts in thousands except per share amounts)
------------------------------------------------------------------------------------------------------------
Net sales                                             $ 2,472        $ 2,336        $ 7,606        $ 6,935
Cost of sales                                           1,534          1,410          4,426          4,323
                                                      -------        -------        -------        -------
Gross Profit                                              938            926          3,180          2,612

Selling, general and administrative expenses            2,216          1,958          6,012          4,922
Research, development and related expenses                479            334          1,380          1,004
                                                      -------        -------        -------        -------

Operating income (loss)                                (1,757)        (1,366)        (4,212)        (3,314)

Other income                                               16             87            128            223
Interest expense                                           13             24             53             86
                                                      -------        -------        -------        -------

Income (loss) before income taxes                      (1,754)        (1,303)        (4,137)        (3,177)
Income taxes (credit)                                    (617)          (440)        (1,422)        (1,070)
                                                      -------        -------        -------        -------

Income (loss) from continuing operations               (1,137)          (863)        (2,715)        (2,107)
Income from discontinued operations,
    net of income taxes                                 1,696          1,639          3,183          3,845
                                                      -------        -------        -------        -------
Income                                                $   559        $   776        $   468        $ 1,738
                                                      =======        =======        =======        =======

Earnings (loss) from continuing operations
    per common and common equivalent
    share -- Note 5                                   ($ 0.16)       ($ 0.12)       ($ 0.38)       ($ 0.30)
Earnings from discontinued operations per
    common and common equivalent share-- Note 5          0.24           0.23           0.45           0.55
                                                      -------        -------        -------        -------
Earnings per common and common
    equivalent share -- Note 5                        $  0.08        $  0.11        $  0.07        $  0.25
                                                      =======        =======        =======        =======

Shares used in per share computations -- Note 5         7,175          7,215          7,131          7,082
                                                      =======        =======        =======        =======


Dividends per common share                            $  0.02        $  0.02        $  0.06        $  0.06
                                                      =======        =======        =======        =======

See notes to condensed consolidated financial statements.

                                                                         4 of 28

BEI ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                           Nine Months Ended
                                                         -----------------------
                                                           June 28,    June 29,
                                                            1997        1996
                                                         (amounts in thousands)
--------------------------------------------------------------------------------

Net cash used in operating activities                     ($2,231)    ($6,513)

Cash flows from investing activities:
         Acquisitions                                        --          (325)
         Proceeds from sale of Medical stock                 --         1,475
         Purchases of property, plant and
            equipment                                        (161)       (231)
         Decrease (increase) in other assets                 (218)        133
                                                          -------     -------

               Net cash provided(used) in investing
               activities                                    (379)      1,052

Cash flows from financing activities:
         Principal payments on long-term debt              (6,313)       (554)
         Proceeds from issuance of common stock               326         744
         Purchase of treasury stock                        (1,303)       --
         Payment of cash dividends                           (422)       (416)
         Funding from discontinued operations               2,166       3,604
                                                          -------     -------

               Net cash used (provided) by financing
               activities                                  (5,546)      3,378
                                                          -------     -------

Net decrease in cash and cash equivalents                  (8,156)     (2,083)

Cash and cash equivalents at beginning of period            9,128       9,023
                                                          -------     -------

Cash and cash equivalents at end of period                $   972     $ 6,940
                                                          =======     =======


See notes to condensed consolidated financial statements.

                                                                         5 of 28

BEI ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 28, 1997

NOTE 1 -- BASIS OF PRESENTATION

On June 30, 1997, the Board of Directors of BEI Electronics, Inc. ("Electronics" or "the Company") approved a plan of distribution to holders of Electronics common stock of one share of common stock of BEI Technologies, Inc. ("Technologies"), a newly formed subsidiary, for each share of Electronics common stock held (the "Distribution"). In connection with the Distribution, Electronics will transfer to Technologies all of the assets, liabilities and operations of its BEI Sensors & Systems Company, Inc. ("Sensors & Systems") and Defense Systems Company, Inc. ("Defense Systems") business segments. Currently, the Distribution is expected to occur at the end of September, 1997. For purposes of the presentation herein, the term "Technologies" is applied to the combination of the business segments which will comprise this operation, effective upon the Distribution. On June 30, 1997, the Board of Directors of Electronics also approved a formal plan to discontinue the operations of its Defense Systems segment (the "Discontinuation").

See Note 3 -- Discontinued Operations for a description of the Distribution and the Discontinuation. See Item 5 -- Summary Description of Continuing Operations (Medical Systems), for more information on the continuing business of BEI Electronics, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending September 27, 1997 or any future period. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended September 28, 1996.


                                                                         6 of 28

NOTE 2 -- INVENTORIES

                                                      June 28,    September 28,
                                                        1997          1996
                                                      --------      --------
                                                       (amounts in thousands)
--------------------------------------------------------------------------------
Continuing Operations:
  Finished products                                   $  1,774      $  1,116
  Work in process                                          353           182
  Materials                                                896           787
                                                      --------      --------

Net inventories                                       $  3,023      $  2,085
                                                      ========      ========

Discontinued Operations:
  Finished products                                   $  1,281      $    289
  Work in process                                        7,361         6,621
  Materials                                             12,635        10,873
  Costs incurred under long-term contracts,
          including U.S. Government contracts            1,823         3,840
  Unapplied progress payments                             (138)         (451)
                                                      --------      --------

  Net inventories                                       22,962        21,172

Inventories included in current assets of
  discontinued operations of Defense Systems,
   net of progress payments of $138 and $451               658         1,971
                                                      --------      --------
Net inventories                                       $ 22,304      $ 19,201
                                                      ========      ========


NOTE 3 -- DISCONTINUED OPERATIONS

The condensed consolidated financial statements of Technologies shown below present the combined financial position and results of operations of Sensors & Systems and Defense Systems, wholly-owned subsidiaries of Electronics, which are predecessor entities to Technologies. All intercompany accounts and transactions have been eliminated. The financial position and results of operations of the Sensors & Systems business segment are presented as continuing operations and those of the Defense Systems business segment are presented as discontinued operations. Long-term debt of Electronics that will be assumed by Technologies in connection with the Distribution has been included in the accompanying condensed consolidated balance sheets.

For more information, please refer to the Form 10 General Form for Registration of Securities as filed by BEI Technologies, Inc. on July 3, 1997.


                                                                         7 of 28

DISCONTINUED OPERATIONS - TECHNOLOGIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        June 28,   September 28,
                                                         1997         1996
                                                      (Unaudited)    (Note)
                                                       (amounts in thousands)
--------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                               $ 3,622     $ 8,201
Trade receivables, net                                   16,563      16,712
Inventories, net -- Note 2                               22,304      19,201
Refundable income taxes                                    --           388
Deferred income taxes                                     4,387       2,564
Current assets of discontinued operations
 of Defense Systems, net                                    743       6,508
Other current assets                                      1,399       1,925
                                                        -------     -------
      Total current assets                               49,018      55,499

Property, plant and equipment, net                       25,107      22,191
Goodwill                                                    668         707
Other assets, net                                        10,188      11,812
Non-current assets of discontinued operations
 of Defense Systems, net                                  1,687       1,962
                                                        -------     -------
                                                        $86,668     $92,171
                                                        =======     =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                                  $ 5,574     $ 5,025
Accrued expenses and other liabilities                    9,218      12,602
Current portion of long-term debt                         5,627       5,625
Current liabilities of discontinued operations
 of Defense Systems                                       1,888       4,472
                                                        -------     -------
      Total current liabilities                          22,307      27,724

Long-term debt, less current portion                     18,516      24,137
Deferred income taxes and other liabilities                 286       1,002
Payable to Electronics                                    3,896       6,062
Stockholders' equity                                     41,663      33,246
                                                        -------     -------
                                                        $86,668     $92,171
                                                        =======     =======

Note: The condensed consolidated balance sheet at September 28, 1996 has been derived from the audited consolidated balance sheet at that date after giving effect to the reclassification of assets and liabilities of discontinued operations.

                                                                         8 of 28


DISCONTINUED OPERATIONS - TECHNOLOGIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                             Quarter Ended                       Nine Months Ended
                                                         --------------------------          -------------------------
                                                         June 28,          June 29,          June 28,         June 29,
                                                          1997              1996              1997             1996
                                                               (amounts in thousands except per share amounts)
----------------------------------------------------------------------------------------------------------------------

Net sales                                                $26,824           $24,336           $74,437           $71,398
Cost of sales                                             17,347            14,916            48,383            44,390
                                                         -------           -------           -------           -------
Gross profit                                               9,477             9,420            26,054            27,008

Selling, general and administrative expenses               5,985             6,321            19,014            18,500
Research, development and related expenses                 1,194               894             3,159             2,682
                                                         -------           -------           -------           -------

Operating income                                           2,298             2,205             3,881             5,826

Other income                                                  57                62               246               166
Interest expense                                             441               625             1,392             1,879
                                                         -------           -------           -------           -------

Income before income taxes                                 1,914             1,642             2,735             4,113
Income taxes                                                 718               567               941             1,407
                                                         -------           -------           -------           -------

Income from continuing operations                          1,196             1,075             1,794             2,706
Income from discontinued operations of Defense
  Systems, net of income taxes                               500               564             1,389             1,139
                                                         -------           -------           -------           -------
Income                                                   $ 1,696           $ 1,639           $ 3,183           $ 3,845
                                                         =======           =======           =======           =======

Earnings from continuing operations
    per common and common equivalent
    share                                                $  0.17           $  0.15           $  0.25           $  0.38
Earnings from discontinued operations
    per common and common equivalent share                  0.07              0.08              0.20              0.16
                                                         -------           -------           -------           -------
Earnings per common and common
    equivalent share                                     $  0.24           $  0.23           $  0.45           $  0.54
                                                         =======           =======           =======           =======

Shares used in per share computations                      7,175             7,215             7,131             7,082
                                                         =======           =======           =======           =======


                                                                         9 of 28

DISCONTINUED OPERATIONS
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                           Nine Months Ended
                                                         -----------------------
                                                            June 28,   June 29,
                                                             1997       1996
                                                         (amounts in thousands)
--------------------------------------------------------------------------------

Net cash provided by operating activities                  $ 2,940    $ 7,891

Cash flows from investing activities:
         Purchases of property, plant and
            equipment                                       (6,033)    (3,016)
         Decrease in other assets                              699        144
                                                           -------    -------

              Net cash used in investing activities         (5,334)    (2,872)

Cash flows from financing activities:
         Principal payments on long-term debt                  (19)       (70)
         Funding of continuing operations of Electronics    (2,166)    (3,604)
                                                           -------    -------

         Net cash used in financing activities              (2,185)    (3,674)

Net increase (decrease) in cash and cash equivalents        (4,579)     1,345

Cash and cash equivalents at beginning of period             8,201      2,667
                                                           -------    -------

Cash and cash equivalents at end of period                 $ 3,622    $ 4,012
                                                           =======    =======


                                                                        10 of 28

DISCONTINUED OPERATIONS OF DEFENSE SYSTEMS

In June of 1997, the Board of Directors of the Company adopted a plan to discontinue the Defense Systems segment whose principal product was the HYDRA 70 (H 70) Rocket. The rocket line of the segment was shut down at the end of fiscal year 1996.

As a result of the decision to exit the rocket line of business, the Company had recorded a reserve for employee severance and facility closure costs. At the end of fiscal year 1996, the balance in the reserve account consisted of $374,000 and $500,000 for employee severance and facility closure costs, respectively. During the first nine months of fiscal 1997, the Company accrued an additional $33,000 for employee severance costs. Costs incurred during the period for severance and facilities closure of $302,000 and $357,000, respectively, were charged against the reserve. The balance in the reserve at June 28,1997 consisted of $105,000 for employee severance and $143,000 for facilities closure costs. Management believes at this time the reserve is adequate to cover future shutdown costs.

RESERVE ACTIVITY
--------------------------------------------------------------------------------
                     September 28,                           Costs     June 28,
                              1996     Adjustments        Incurred        1997
                                          (dollars in thousands)
--------------------------------------------------------------------------------
Employee Severance            $374             $33            $302        $105
Facilities Costs               500              --             357         143
                     -----------------------------------------------------------
Total Reserve                 $874             $33            $659        $248
                     ===========================================================

NOTE 4 -- TAX CONSEQUENCES TO BEI MEDICAL SYSTEMS OF THE PROPOSED
          DISTRIBUTION

The Company files a consolidated federal income tax return which includes all of its eligible subsidiaries. In accordance with the tax allocation arrangement between the Company and its subsidiaries, income taxes are allocated generally as if the Company and its subsidiaries filed separate U.S. and state income tax returns. Under this arrangement, operating losses of Medical Systems have offset taxable income of Technologies, and Medical Systems recorded income tax credits as a result of the tax benefit to Technologies of such operating losses. Subsequent to the Distribution, any operating losses of Medical Systems cannot be used to offset any future taxable income of Technologies generated after the date of the Distribution.

As of June 28, 1997, Medical Systems had recorded net deferred tax assets of approximately $800,000 relating primarily to the timing of deductions resulting from an acquisition by Medical Systems. As a result of the uncertainty of the realization of these deferred tax assets after the Distribution, Electronics will provide a valuation allowance against certain of these deferred tax assets at the time of the Distribution. Management estimates that the establishment of such a valuation allowance will result in an additional income tax provision of approximately $600,000 in the fourth quarter of fiscal 1997.

                                                                        11 of 28

NOTE 5  --        EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

                                                                      Quarter Ended             Nine Months Ended
                                                              --------------------------------------------------------
                                                                     June 28,       June 29,     June 28,     June 29,
                                                                         1997           1996         1997         1996
                                                                    (amounts in thousands except per share data)
----------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                                     7,016          6,973        7,021        6,898

Net effect of dilutive stock options
   based on the treasury stock method                                     159            242          110          184
                                                              --------------------------------------------------------

Total fully diluted weighted average shares                             7,175          7,215        7,131        7,082
  outstanding
                                                              ========================================================

Income (loss) from continuing operations                              ($1,137)         ($863)     ($2,715)     ($2,107)
Income from discontinued operations,
    net of tax                                                          1,696          1,639        3,183        3,845
                                                              --------------------------------------------------------
Income                                                                   $559           $776         $468       $1,738
                                                              ========================================================

Earnings (loss) from continuing operations per
common and common equivalent share                                     ($0.16)        ($0.12)      ($0.38)      ($0.30)
Earnings from discontinued operations per
    common and common equivalent share                                   0.24           0.23         0.45         0.55
                                                              --------------------------------------------------------
Earnings per common and common equivalent
    share                                                               $0.08          $0.11        $0.07        $0.25
                                                              ========================================================
Pro forma loss per share from continuing operations
  based on weighted average shares outstanding                         ($0.16)        ($0.12)      ($0.39)      ($0.31)
                                                              ========================================================

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for the quarter ending December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Had the Statement been implemented for the quarter and nine months ended June 28, 1997 and June 29, 1996, respectively, the impact on the calculation of earnings per share would not have been material.


                                                                        12 of 28

NOTE 6 -- CONTINGENCIES AND LITIGATION

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

In June 1996, more than one year after fact and expert discovery closed in May 1995, CooperSurgical's counsel sent to the Company's counsel a letter purporting to supplement CooperSurgical's previous responses to interrogatories. The June 1996 letter indicated that CooperSurgical's damages for one particular aspect of the claim were between $24 and $50 million with respect to a claim for which CooperSurgical's experts had previously estimated damages of $3.4 million. The Company will vigorously oppose any CooperSurgical attempt whatsoever to introduce at trial any evidence of a damage claim based upon its June 1996 purported supplement.

Management has vigorously defended its rights in this action and believes after discussion with legal counsel that the CooperSurgical claims are exaggerated. In 1995 expert witnesses for the Company prepared a formal response to the damage computations CooperSurgical previously submitted. The Company's experts stated that if CooperSurgical were entitled to damages, those damages would total less than $100,000, and would be more than offset by BEI Medical Systems' counterclaims against CooperSurgical, if BEI Medical Systems were successful in its counterclaims.

The trial is currently scheduled for September 1997. The Company, after consultation with counsel, believes that the additional damage figures stated in the June 1996 letter from CooperSurgical's counsel are exaggerated. While the outcome of this matter cannot be determined at this time, management believes, taking known factors into account and after consultation with legal counsel, that this matter will not result in a material adverse impact on the financial position of the Company.

Other
The Company has pending various legal actions arising in the normal course of business. Management believes that none of these legal actions will have a material effect on the Company's operating results or financial condition.


                                                                        13 of 28

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

On June 30, 1997, the Board of Directors of BEI Electronics, Inc. (Electronics) approved a plan of distribution to holders of Electronics common stock of one share of common stock of BEI Technologies, Inc. (Technologies), a newly formed subsidiary, for each share of Electronics common stock held (the Distribution) as part of a plan to separate the two main businesses of BEI Electronics, BEI Sensors & Systems Company, Inc. and BEI Medical Systems Company, Inc. In connection with the Distribution, Electronics will transfer to Technologies all of the assets, liabilities and operations of its Sensors & Systems and Defense Systems business segments. See Note 3 -- Discontinued Operations of Notes to Condensed Consolidated Statements.

The continuing operations of Electronics as discussed herein consist of Medical Systems (Medical) and its related corporate expenses. Discontinued operations of the Company represent BEI Technologies, Inc. and consist of the Sensors & Systems and Defense Systems segments and their related corporate expenses. On June 30, 1997, the Board of Directors also approved a formal plan for the discontinuance of the Defense Systems business segment. Within the Discontinued Operations discussion of Technologies herein, the results of operations for the Defense Systems business segment are presented as discontinued operations.



                                                                        14 of 28

CONTINUING OPERATIONS (MEDICAL)

The following table sets forth, for the fiscal periods indicated, the percentage
of  net  sales   represented  by  certain  items  in  the  Company's   Condensed
Consolidated Statements of Operations.

                                                                   Quarter Ended             Nine Months Ended
                                                            -------------------------------------------------------
                                                               June 28,      June 29,     June 28,      June 29,
                                                                 1997          1996         1997          1996
-------------------------------------------------------------------------------------------------------------------
Net sales                                                        100.0 %       100.0 %      100.0 %      100.0 %
Cost of sales                                                     62.1          60.4         58.2         62.3
                                                            ----------    ----------    ---------    ---------
Gross profit                                                      37.9          39.6         41.8         37.7

Selling, general and administrative expenses                      89.6          83.8         79.1         71.0
Research, development and related expenses                        19.4          14.3         18.1         14.5
                                                            ----------    ----------    ---------    ---------
Operating income (loss)                                          (71.1)        (58.5)       (55.4)       (47.8)

Other income                                                       0.6           3.7          1.7          3.2
Interest expense                                                   0.6           1.0          0.7          1.2
                                                            ----------    ----------    ---------    ---------
Income (loss) before income taxes                                (71.1)        (55.8)       (54.4)       (45.8)
Income taxes                                                     (25.1)        (18.8)       (18.7)       (15.4)
                                                            ----------    ----------    ---------    ---------
Income (loss) from continuing operations                         (46.0)        (37.0)       (35.7)       (30.4)
                                                            ==========    ==========    =========    =========

Quarters ended June 28, 1997 and June 29, 1996

Net sales for the quarter ended June 28, 1997 increased $136 thousand or 5.8% from the same period in fiscal 1996. Sales of gynecology products were up at a higher rate but were partially offset by declines in gastrointestinal products and other sales. In the quarter, shipments to distributors contributed to the increased sales of gynecologic instruments as well as international shipments of the Hydro-ThermAblator product.

Cost of sales as a percentage of net sales increased to 62.1% from 60.4% in the third quarter of fiscal 1997 versus the comparable period of fiscal 1996. Labor costs for product start-ups were the primary cause of the increase.

Selling, general and administrative expenses as a percentage of net sales increased from 83.8% in the third quarter of fiscal 1996 to 89.6% in the third quarter of fiscal 1997. The increase was primarily due to costs associated with the Distribution. These expenses declined from the prior year due to cost reduction efforts even though significant effort to support FDA Phase II human trials of the Hydra-ThermAblator continued.

Research, development and related expenses as a percentage of net sales for the third quarter of fiscal 1997 increased to 19.4% from 14.3% in the same period of fiscal 1996 due to increased spending for product development. This effort included engineering support for the start up of new product manufacturing.

Other income as a percent of sales declined from 3.7% in the third quarter of 1996 to 0.6% in the third quarter of fiscal 1997 due to lower interest from cash balances.

                                                                        15 of 28

Nine months ended June 28, 1997 and June 29, 1996

Net sales for the first nine months of fiscal 1997 increased $671 thousand or 9.7% from the same period of the prior year. Sales of gynecology products were up more than 15% as compared to the first nine months of the prior year, due primarily to the reorganization of telemarketing efforts for gynecology instrument sales. These increases were partially offset by declines in other product sales.

Cost of sales as a percentage of net sales decreased to 58.2% from 62.3% in the first nine months of fiscal 1997 as compared to the same period of fiscal 1996. This was primarily due to the increased volume of products as well as reductions in overhead costs. Higher labor costs included in cost of goods sold for new products partially offset the overall decrease in cost of goods sold.

Selling, general and administrative expenses as a percentage of net sales increased from 71.0% in the first nine months of fiscal 1996 to 79.1% in the first nine months of fiscal 1997. The increase is primarily due to Electronics' costs associated with the Distribution. These expenses also increased to support FDA Phase II human trials of the Hydro-ThermAblator.

Research, development and related expenses as a percentage of net sales for the first nine months of fiscal 1997 increased to 18.1% from 14.5% in the same period of fiscal 1996 due to increased spending for product development. This effort included engineering support for the start up of new product manufacturing.

Other income as a percent of sales declined from 3.2% in the first nine months of fiscal 1996 to 1.7% in the same period of fiscal 1997, due to a decline in cash balances caused by operating activities. Interest expense as a percent of sales also declined from 1.2% in the first nine months of fiscal 1996 to 0.7% in the first nine months of fiscal 1997 as a result of principal payments on long-term debt.

Liquidity and Capital Resources

During the first nine months of fiscal 1997, operations utilized $2.2 million in cash. Operating cash inflows consisted primarily of income from continuing operations adjusted for the positive impact of non-cash charges to income from depreciation and amortization of $1.3 million, and increases in trade payables, accrued expenses and other liabilities of an additional $1.2 million. Offsetting the inflows were inventory purchases of $0.9 million, and increases in accounts receivable and decreases in deferred income taxes of $0.4 million and $0.6 million, respectively.

Cash used in financing activities consisted primarily of $6.3 million in scheduled payments of long-term debt. The Company also used $1.3 million to purchase treasury stock on the open market. Proceeds from the issuance of common stock of $0.3 million were offset by dividend payments of $0.4 million. Funding from discontinued operations provided $2.2 million.

The Internal Revenue Service (IRS) audited the Company's income tax returns for the fiscal years 1993 through 1995. In the third quarter of fiscal 1997, the Company reached a settlement with the IRS for all issues raised for these years, resulting in the payment of $1.7 million of additional taxes for those years of which approximately $0.7 million relates to the Medical business segment and $1.0 million relates to Technologies. The settlement related primarily to the timing of deductions resulting from acquisitions made by the Company. The payment of these additional taxes resulted in an increase in the Company's deferred tax assets and did not effect the provision for income taxes in the third quarter of fiscal year 1997.

After the Distribution, the Company expects to have $9.0 million in cash. See "Discontinued Operations

                                                                        16 of 28

-- Liquidity and Capital Resources" below. Management believes that the existing cash balances of Electronics will be sufficient to meet the planned cash requirements of the Medical business segment for approximately two years. Subsequent to the Distribution, the continuing operations of Electronics, which currently comprise the Medical business segment of the Company, will have no existing credit facilities.

The Company had no material capital commitments at June 28, 1997.

Based on the financial condition of the Company at June 28, 1997, management believes that the existing cash balances, cash generated from operations, and available lines of credit will be sufficient to meet the Company's planned needs for the immediate future. If the Company requires additional capital, management anticipates that such capital will be provided by bank or other borrowings, although there can be no assurances that funds will be available on terms as favorable as those applicable to the Company's currently outstanding debt.

Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

DISCONTINUED OPERATIONS (TECHNOLOGIES)

         The following  table sets forth,  for BEI  Technologies,  Inc., for the fiscal periods  indicated,  the  percentage of net sales  represented by certain items of Technologies operations.
                                                                         Quarter Ended          Nine Months Ended
                                                                         -------------          -----------------
                                                                     June 28,     June 29,     June 28,     June 29,
                                                                       1997         1996         1997         1996
                                                                       ----         ----         ----         ----
Net sales.....................................................        100.0%        100.0%       100.0%       100.0%
Cost of sales.................................................         64.7          61.3         65.0         62.2
                                                                      -----         -----        -----        -----
Gross profit..................................................         35.3          38.7         35.0         37.8
Operating expenses:
     Selling, general and administrative expenses.............         22.3          26.0         25.5         25.8
     Research, development and related expenses...............          4.5           3.7          4.2          3.8
                                                                      -----         -----        -----        -----
Operating income..............................................          8.5           9.0          5.3          8.2
Other income..................................................          0.2           0.3          0.3          0.2
Interest expense..............................................         (1.6)         (2.6)        (1.9)        (2.6)
                                                                      -----         -----        -----        -----
Income before income taxes from continuing
   operations.................................................          7.1           6.7          3.7          5.8
Income taxes .................................................          2.7           2.2          1.3          2.0
                                                                      -----         -----        -----        -----
Income  from continuing operations............................          4.4           4.5          2.4          3.8
Income from discontinued operations, net of income
   taxes......................................................          1.9           2.3          1.9          1.6
                                                                      -----         -----        -----        -----
Income .......................................................          6.3%          6.8%         4.3%         5.4 %
                                                                      =====         =====        =====        =====

Quarters ended June 28, 1997 and June 29, 1996

Net sales for Technologies for the quarter ended June 28, 1997 increased $2.5 million or 10.2% from the prior year. Sales of automotive and other commercial products increased $1.2 million and $4.5 million, respectively, but were partially offset by decreases in sales to government contractors or subcontractors

                                                                        17 of 28
of $3.2 million.

Technologies cost of sales as a percentage of net sales increased from 61.3% in the third quarter of fiscal 1996 to 64.7% in the third quarter of fiscal 1997. Technologies incurred cost overruns on the development of some products for aerospace applications. In addition, average costs of goods sold as a percentage of sales for new automotive applications have been higher than for other commercial products due to start-up efforts.

Technologies selling, general and administrative expenses as a percentage of net sales decreased from 26.0% in the third quarter of fiscal 1996 to 22.3% in the third quarter of fiscal 1997, as a result of increased sales and cost reduction efforts in the past year.

Research, development and related expenses as a percentage of net sales for the third quarter of fiscal 1997 increased 0.8% from the same period in fiscal 1995 due to increased research spending to support the production of micro-electromechanical sensors and product development for automotive and other commercial products.

Interest costs in the third quarter of fiscal 1997 decreased as a percentage of net sales from 1.6% to 2.6% during the same period in fiscal 1996. The lower interest expense is the result of the repayment of $5.6 million of debt in October and November 1996.

The increase in income from continuing operations of $0.1 million to $1.2 million in the third quarter of fiscal 1997 from $1.1 million in the third quarter of fiscal 1996 primarily reflects reductions in interest expense and selling, general and administrative costs.

Nine months ended June 28, 1997 and June 29, 1996

Net sales for Technologies for the first nine months of fiscal 1997 increased $3.0 million or 4.3% from the prior year. Sales of automotive and other commercial products increased $1.9 million and $6.7 million, respectively, but were partially offset by decreases in sales to government contractors or subcontractors of $5.5 million.

Technologies cost of sales as a percentage of net sales increased from 62.2% in the first nine months of fiscal 1996 to 65.0% in the first nine months of fiscal 1997. Technologies operations incurred cost overruns on the development of some products for aerospace applications. In addition, average costs of goods sold as a percentage of sales for new automotive applications have been higher than for other commercial products due to start-up efforts.

Technologies selling, general and administrative expenses as a percentage of net sales decreased from 25.8% in the first nine months of fiscal 1996 to 25.5% in the first nine months of fiscal 1997. This was mainly the result of settlement and other related charges associated with the settlement of a legal dispute by arbitration that was resolved in the first quarter of fiscal year 1997.

Research, development and related expenses as a percentage of net sales for the first nine months of fiscal 1997 increased 0.5% from the same period in fiscal 1996 due to increased research spending to support the production of micro-electromechanical sensors and the development of automotive and other commercial products.

Interest costs in the first nine months of fiscal 1997 decreased by $0.5 million from the same period in fiscal 1996. The lower interest expense is the result of the repayment of $5.6 million of debt in the first

                                                                        18 of 28
quarter of fiscal 1997.

The decline in income from continuing operations, from $2.7 million in the first nine months of fiscal 1996 to $1.8 million in the first nine months of fiscal 1997, primarily reflects the after tax charge in fiscal year 1997 of $1.1 million incurred in connection with an arbitration to settle a royalty dispute and a 2.8% decrease in gross profit as a percentage of sales.

Income from Discontinued Operations of Defense Systems

In June 1997, the Board of Directors of Electronics approved a formal plan for the discontinuation of the operations of the Defense Systems business segment. This segment was primarily a manufacturer of Hydra 70 ("H 70") military rockets whose production was shut down at the end of fiscal 1996. Accordingly, the results of operations of the Defense Systems segment have been reported as discontinued operations for all periods presented. Defense Systems income decreased slightly from $0.6 million in the third quarter of fiscal 1996 to $0.5 million in the third quarter of fiscal 1997. Defense Systems' improved gross profit on the non-H 70 products, together with a $1.3 million decline in selling, general and administration expenses due to the closure of the H 70 production line, resulted in income from discontinued operations increasing to $1.4 million in the first nine months of fiscal 1997 from $1.1 million in the first nine months of fiscal 1996.

Liquidity and Capital Resources

During the first nine months of fiscal 1997, operations provided $2.9 million in cash. Operating cash inflows consisted primarily of income adjusted for the positive impact of non-cash charges from depreciation and amortization of $4.3 million, a change in income taxes payable of $1.0 million, and changes in assets and liabilities of discontinued operations of Defense Systems of $2.7 million. Offsetting these inflows were inventory increases of $3.1 million, the negative impact of a change in deferred taxes of $1.8 million, and a net decrease in trade payables and accrued expenses and other liabilities of $3.6 million, primarily due to a payment $5.3 million of amounts accrued in fiscal 1996 and in the first quarter of fiscal 1997 in connection with the final settlement of an arbitration.

Cash used in investing activities in the first nine months of fiscal 1997 consisted primarily of $6.0 million for capital expenditures, which is consistent with spending in the first nine months of the prior fiscal year. Capital equipment requirements may increase in future periods and the Company may expand the use of lease financing to fund such requirements.

In connection with the Distribution and subject to the approval of the noteholders, Technologies will assume existing indebtedness of Electronics in the amount of approximately $22.4 million. Cash in the amount of $9.0 million will remain in Electronics after the Distribution. A portion of that amount will consist of debt assumed by Technologies in repayment of intercompany obligations arising prior to the Distribution. Management believes that new financing will be available to Technologies and intends to negotiate a line of credit from a financial institution and on terms which will, in the aggregate, be more favorable than those available on new financing available to Electronics prior to the Distribution. However, there can be no assurances that Technologies will be able to negotiate the assumption of such Electronics debt, obtain a line of credit from a financial institution as discussed above, or that funds will be available on terms as favorable as those applicable to the Company's currently outstanding debt, if at all.

                                                                        19 of 28

PART II.  OTHER INFORMATION

Item 5.  SUMMARY DESCRIPTION OF CONTINUING OPERATIONS
         (MEDICAL SYSTEMS)

The following business description may contain forward-looking statements that involve risks and uncertainties. When used herein, the words "intend", "anticipate", "believe", "estimate" and "expect" and similar expressions as they related to BEI Medical Systems Company, Inc. (hereafter Medical Systems or the Company) are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

Background

BEI Electronics, Inc. is a diversified technology based manufacturing company which has historically conducted its business in several operating segments. On July 2, 1997, the company announced a plan to form a new company consisting of all of the non-medical business of BEI Electronics, Inc. and to distribute shares in the new company pro rata to the existing shareholders of BEI
Electronics, Inc. Therefore, following this distribution, which is expected to occur at the end of September, 1997, the sole continuing business of BEI Electronics, Inc. will be that carried on by its subsidiary, Medical Systems.

The following narrative text expands on previous descriptions of the business of Medical Systems. For a more complete historic description of the other businesses of BEI Electronics, the reader may refer to previous reports of BEI Electronics, Inc. published on Form 10-K. In addition, a description of the newly formed company, BEI Technologies, Inc. is more fully set forth in an Information Statement on Form 10 filed with the SEC on July 3, 1997.

Introduction

Medical Systems designs, manufactures, and/or sells electrosurgery units, various endoscopes, surgical instruments and surgical-procedure-specific intervention products and kits. It also assembles endoscopic illuminators, video imaging systems and insufflators.

Business Strategy

The Company intends to become the leading medical device manufacturer focused exclusively on serving the specific needs of the gynecologist. Its special emphasis is on the diagnosis, manipulation and treatment of the cervix, uterus and fallopian tubes. A particular goal is to offer alternatives to hysterectomies for the physician and patient.

         The key components of the Company's strategy are as follows:

         Broaden its existing gynecological product line. The Company currently markets over 500 medical products to its existing base of customers worldwide. The Company intends to develop or acquire additional product lines. The Company acquired Zinnanti Surgical Instruments, Inc. in February 1993, and further broadened its product lines through the acquisition of OvaMed Corporation in February 1996.

         Develop and commercialize innovative medical technologies. The Company is currently directing

                                                                        20 of 28
         product development efforts at commercialization of its Hydro-ThermAblator(R) (HTA(R)) system, which is currently undergoing U.S. Food and Drug Administration (FDA) Phase II human trials. The HTA is intended to provide minimally invasive treatment for abnormal or excessive uterine bleeding.

         Acquire complementary technologies. The Company intends to continue to expand its product line through selective business acquisitions, licensing, joint ventures, and internal development. In December 1993, the Company acquired exclusive rights to use the Goldrath patents which cover endometrial ablation. In 1996 the Company acquired the GyneSys(R) Dx System for cervical and fallopian tube diagnosis and treatment. In 1997 the Company acquired exclusive rights to distribute a specialized electrosurgery system for removal of benign uterine fibroids.

         Expand global sales and distribution. The Company also plans to increase sales through the expansion of its marketing activities to the over 33,000 gynecologists practicing in the United States. A key component of this strategy is increasing the Company's complementary direct sales effort through manufacturers' representatives assisted by an internal sales team and a niche specialty direct catalogue to gynecologists in the U.S. The sales effort has also been expanded to select international areas through a network of distributors.

         Expand key relationships with leading clinicians. The Company has developed working relationships with key clinicians for innovative products and procedures to address women's healthcare disorders. To further enhance this activity, the Company has formed a Scientific Advisory Committee to review and evaluate new products and procedures for future development and commercialization. This committee will be chaired by Stephen L. Corson, M.D.

Products

The Company's medical products include:
         1.       A small diameter flexible hysteroscope for viewing the uterus.
         2. The Hydro-ThermAblator system for treatment of abnormal uterine bleeding.
         3. A specialized bipolar electrosurgery system for removal of benign uterine fibroids.
         4. The GyneSys catheter system for access to and treatment of the uterus and fallopian tubes.
         5. Complementary products such as disposable kits for biopsies and other procedures and stainless steel instrumentation.

These products and their potential are more fully discussed below:

1.       Hysteroscopes
         The need to provide a definitive diagnosis of uterine abnormalities led to the development of hysteroscopy. A gynecologist may look inside the uterus with a hysteroscope, a thin telescope-equipped device that is inserted through the cervix. The hysteroscope is attached to a light source and camera allowing the gynecologist to view the endometrial lining on a video monitor, identify various pathology, make directed biopsies, and perform minimally invasive therapeutic procedures.

         Direct  visualization  of the  uterus  enables a precise  diagnosis  of uterine abnormalities, but at this time less than 20% of diagnostic hysteroscopies are being performed in the office setting due to the large diameter of traditional instrumentation for hysteroscopy requiring dilation of the cervix combined with sedation.

         The Company has developed an integrated hysteroscopy system featuring the Company's

                                                                        21 of 28

HysteroSys(TM) flexible hysteroscope, which has an atraumatic outer diameter of only 3.7mm, making it suitable for use in the office setting without the discomfort associated with larger traditional hysteroscopes. This office hysteroscopy system includes the Company's Integrated Video System(TM) featuring miniaturized digital video camera technology combined with a high intensity illumination source in a compact control unit that, when mounted on a compact mobile cart together with video monitor and video recording capability, can be easily moved from one examination room to another.

         The Company believes that its flexible hysteroscope system offers the following advantages compared to traditional rigid and other flexible scope systems:
         o        reduced outer diameter reduces patient discomfort.
         o        steerable   tip  allows   panoramic   view   without   awkward
                  manipulation.
         o        complete system cost is as low as one-half that of traditional systems.
         o        modular scope design reduces operating and maintenance costs.
         o a working channel in the hysteroscope allows direct visual placement of the Uterine Cornual Access Catheter(TM)
                  (UCAC(TM)) into the proximal fallopian tube for infertility diagnosis.
         o the integrated video system is also compatible with the Hydro-ThermAblator system.

2.       The Hydro-ThermAblator System
         Approximately 2.5 million women each year in the United States seek medical treatment from the gynecologist for abnormal uterine bleeding. Also, many of the nearly 2 million women who receive hormonal therapy or dilation and curettage (D&C) fail to have satisfactory resolution of their menstrual bleeding problem.

         Hysterectomy, the surgical removal of the uterus with accompanying risks of post surgical complications, has historically been the ultimate solution offered for long term relief to women who continue to bleed despite hormonal therapy or D&C. Of the approximately 600,000 hysterectomies performed annually in the United States, it has been estimated that more than 150,000 are performed for the relief of heavy bleeding from benign causes. Considerable attention has been focused on the frequency with which hysterectomy is performed.

         The Company has developed the patented Hydro-ThermAblator technology as an alternative to hysterectomy or to traditional treatments for abnormal menstrual bleeding as well as other proposed ablation treatments currently under development.

         The Company believes that its HTA offers distinct advantages compared to existing and emerging ablation technologies for the treatment of abnormal menstrual bleeding:
         o        Does not require extensive training prior to use.
         o Clinical outcome is not dependent on user experience or variation in technique.
         o Freely circulating heated saline allows even and complete treatment of the entire endometrium.
         o Variation in uterine size and shape is easily accommodated by freely circulating heated saline.
         o Integral hysteroscope provides confirmation of uterine anatomy and instrument position, as well as continuous observation of treatment effect.

         The Hydro-ThermAblator has been designed to offer the gynecologist a minimally-invasive, nonsurgical method to treat abnormal menstrual bleeding in an outpatient or office setting. The HTA consists of a portable treatment unit incorporating microprocessor control of fluid circulation, closed-loop volume of the circulating saline, and fluid temperature. The mobile unit provides a drawer for procedure supplies, and a shelf to house the Company's Integrated Video System for display of the hysteroscopic image.

                                                                        22 of 28

Precisely-heated saline is circulated within the patient's uterus, under the direct visual control of the gynecologist, for sufficient time to cause ablation of the entire endometrial lining. The digital displays of the HTA control unit guide the user through the steps of the HTA procedure, providing step-by-step prompts that assure ease of use and consistent results. During the procedure an automated microprocessor system controls the ablating temperature and monitors fluid volume to measure and reduce possibilities of fluid absorption or loss. At any time, the gynecologist can interrupt the treatment and, if desired, the circulation of room temperature saline will rapidly cool the fluid circulation system and the patient's uterus. As a result of the ablation of the endometrial lining of the uterus, the regeneration of the endometrium and resulting periodic menstrual bleeding is either significantly reduced or eliminated.

         The Company completed FDA-required Phase I clinical trials with 20 patients in April 1996. The Company began Phase II clinical trials with 20 patients in late 1996. Sales of the HTA system to date have been limited. In February, 1997, the Company selectively initiated delivery of units in those countries where regulatory authorities permit sales. In addition, certain clinical sites in international markets have received units for use in the accumulation of additional clinical data. The HTA may not be marketed in the United States until the Company has completed Phase III clinical trials and filed for and received a Pre-Marketing Authorization ( PMA) from the FDA. There can be no assurance that the FDA will permit the Company to proceed to Phase III clinical trials. Moreover, there can be no assurance that any data obtained from such trials, if they are permitted, will support the safety and effectiveness of the HTA. Failure on the part of the Company to proceed to Phase III clinical trials or failure of the data to support the safety and effectiveness of the HTA would have a material adverse effect on the Company's business, financial condition and results of operations. Certain international markets will require similar approvals.

3.       Fibroid Removal System
         The newly licensed bipolar fibroid removal system will be utilized by gynecologists for a transcervical approach to the removal of fibroids found in the internal surface of the uterus. It is anticipated that these fibroids will be removed under fluid conditions with the added safety of bipolar electrosurgery technology. This same technology is successfully utilized in neurosurgery and other critical medical specialities.

4.       The GyneSys Catheter System
         The Company has developed a catheter system for use by a physician attempting to diagnose whether the cause of female infertility is due to a blockage of the fallopian tubes. The current diagnostic procedure of choice is hysterosalpingography ("HSG"), a hospital-based procedure which involves the injection of an x-ray contrast media (or dye) transcervically into the uterus to allow the physician to observe and evaluate the flow of dye through the fallopian tubes under fluoroscopy (imaging-ray). This procedure is often painful and is also known to be highly inaccurate, with false-positive results in as many as 40% of HSG-diagnosed cases of proximal tubal occlusion ("PTO").

         The Company believes that its GyneSys Dx System of catheters overcomes the limitations of conventional HSG and may obviate the need and inherent risk of exploratory laparoscopy in the diagnosis of PTO. The Company believes that the use of its GyneSys Dx catheter system, rather than the traditional HSG catheter, can improve the diagnostic accuracy of HSG procedures by adding the ability to direct fluid flow to the opening of each fallopian tube (selective salpingography), or even direct a guidewire and catheter into the proximal fallopian tube (proximal tubal cannulation) to dislodge a blockage. While fluoroscopy is the prevalent imaging modality for HSG, the Company believes that the proliferation of ultrasound equipment in gynecologists' offices, combined with nationwide pressure from third party reimbursement agencies to move procedures out of the hospital environment into outpatient and office practice, and the ease of use of the GyneSys Dx system will create a significant market opportunity for the GyneSys Dx system as the first step in the diagnosis of tubal occlusion in the work-up of female infertility patients.

         The  American  Society  for  Reproductive   Medicine   recommends  that
selective salpingography be

                                                                        23 of 28
performed, following positive HSG indication of proximal tubal occlusion, before use of more invasive techniques. It is estimated that, of the approximately 1 million potential HSG procedures, 30% of all patients will require selective salpingography, and that 10% will require proximal tubal cannulation.

         BEI's Cervical Access Catheter(TM) (CAC(TM)) with its non-allergenic balloon technology and unique locking mechanism provides safety and ease of use for passing additional catheters and devices. The Cervical Access Catheter is designed for the routine introduction of contrast media or dye into the uterine cavity for hysterosalpingography, sonohysterosalpingography and chromopertubation. Well suited to visualization using fluoroscopy or ultrasound, the larger center lumen is designed for the introduction of other catheters or instruments.


The high false positive rates associated with conventional HSG for fallopian tube obstruction under both fluoroscopy and ultrasound, can be significantly reduced with selective salpingography using the BEI Uterine Ostial Access Catheter(TM) (UOAC(TM)). With direct examination of the tubal ostia, the physician can easily distinguish tubocornual spasm from true mechanical obstruction. The pre-formed atraumatic distal tip of the UOAC advances through the CAC in the direction of the tactile indicator to provide access to the uterine ostia.

         If obstruction of the fallopian tube is observed, the GyneSys System also accommodates the Uterine Cornual Access Catheter (UCAC) and guidewire, with which the physician can often open the fallopian tube without the need for laparoscopic surgery.

5. The following complementary products, which may be used alone or in combination, are also produced and/or sold by Medical Systems.

         Devices, Instruments & Procedure Kits. Medical Systems markets a line of surgical instruments, procedure kits and devices that aid in or enable a physician to apply various technologies to an array of medical/surgical requirements in the field of gastroenterology, gynecology and reproductive health care. These products come in a variety of disposable or reusable configurations, allowing the caregiver's institution to select the most suitable option. Products include ZUMI(TM) uterine manipulator/injectors, ZUI(TM) uterine injectors, Z-Clamps(TM) and Z-Scissors(TM) for hysterectomy, cervical biopsy forceps, Corson-Myoma(TM) grasping forceps, ZSI Miya Hook(TM), micro surgical instruments, hysterectomy kits and other specialty instruments. Other products include endoscopic illuminators, cameras, various types of endoscopes and an automatic electronic insufflator. These products are used in laparoscopic procedures in gastrointestinal, gynecological and general surgery.

         Electrosurgery Units. These products use radio frequency electrical energy to cut tissue and/or coagulate bleeding. Medical Systems produces a variety of electrosurgical generators that are designed for use in various medical and surgical procedures. These and associated supporting items are marketed under the Company's Meditron Devices(TM) tradename and the tradenames of OEM customers.

Significant Customers and Markets

         Medical Systems' products are sold to a variety of customers primarily for the gynecology market. Other markets served include gastroenterology and general surgery. In the U.S., Medical Systems utilizes a system of independent manufacturer's representative organizations, direct sales representatives, and telemarketers to market its products directly to end users, hospitals, surgical centers and doctors' offices. Products are also sold through a network of domestic and international distributors. In fiscal 1996, international sales were 14% of Medical Systems' sales, compared to 10% in fiscal 1995. The Company's

                                                                        24 of 28
international sales are dependent on the marketing efforts of, and sales by, these distributors. The Company may also rely on these distributors to assist it in obtaining reimbursement approvals from both government and private insurers in certain international markets. The Company also does not currently have distributors in a number of significant international markets that it has targeted and will need to establish additional international distribution relationships. Additionally, a variety of products are manufactured by Medical Systems for sale by third parties under various OEM agreements. In fiscal 1996, OEM sales were 15% of Medical Systems' sales, compared to 21% in fiscal 1995.

Backlog

         Backlog is not currently a significant factor for Medical Systems. The Company typically ships instruments within one to two weeks of receipt of an order and electronic products within 30 days after receipt of an order. Disposable products are normally shipped within one day of receipt of order. Products that require special development, design, packaging and testing are generally shipped within four to six months after an order is received.

Competition

         The Company's principal competitors include Valleylab, a subsidiary of Pfizer; Microvasive, a subsidiary of Boston Scientific; Imagyn; Gynecare; Conceptus; Karl Storz; Richard Wolf; Circon-Cabot; Utah Medical; Leisegang; Wallach; and CooperSurgical, Inc. Other large healthcare companies may enter the market for minimally invasive diagnostic and surgical gynecological products in the future. Competing companies may succeed in developing technologies and products that are efficacious or more cost effective than those currently offered or that may be developed by the Company in production and marketing.

         The Company believes that its ability to compete effectively depends on its ability to continue to develop proprietary products that fulfill unmet gynecological market needs and to anticipate changing marketplace demands, to continue to attract and retain highly qualified personnel, to obtain the required regulatory approvals, and to continue to manufacture and successfully market high quality products.

Manufacturing

         Medical Systems' manufacturing operations consist primarily of the manufacture and assembly of equipment such as electrosurgery units, endoscopic illuminators, endoscopes and electronic insufflators. Some component fabrication and assembly of various non-electrical products, both disposable and reusable, is performed by the manufacturing group. During fiscal 1996, Medical Systems' manufacturing facilities received ISO 9001 certification from Lloyds Register Quality Assurance. Additionally, the Company's facilities and documentation procedures for the manufacture of medical devices are required to conform to the Good Manufacturing Practices ("GMP"), enforced by the FDA through its facilities inspection program. The Company's manufacturing facilities in Chatsworth, California and Hackensack, New Jersey were most recently inspected by the FDA in January 1996 for compliance with GMP. Upon completion of the inspections, the FDA did not issue a Notice of Adverse Findings at either facility. Withdrawal of GMP status would have a material adverse effect on the Company's business, financial condition and results of operations.

         In order to commercialize the HTA successfully, the Company must manufacture or assemble the HTA by itself or through third parties in accordance with FDA requirements, in commercial quantities, at high quality levels and at reasonable costs. The Company has not yet produced the HTA in substantial quantities but expects that its manufacturing experience with other medical electronic systems and consumable medical products will be transferrable to the HTA. Failure of the Company to produce the HTA

                                                                        25 of 28
in commercial quantities at high quality levels and at commercially reasonable prices could have a material adverse effect on the Company's business, financial condition and results of operations.

Research and Development

         The Company's principal development effort has focused on proprietary devices for minimally invasive procedures in gynecology. Products that have been under development include the Hydro-ThermAblator technology as an alternative to existing treatment for abnormal menstrual bleeding, the GyneSys DX Diagnostic Catheter System for the diagnosis and treatment of fallopian tube obstruction, and the flexible HysteroSys Diagnostic Hysteroscope as a cost effective solution suitable for the physician's office. Although the Hydro-ThermAblator technology has not yet received FDA approval in the United States, it has been approved for use and sold in several foreign countries. Additionally, the Company continues development efforts to improve monopolar and bipolar electrosurgical generators and the Company is developing new applications for surgical illuminator and automatic insufflator product lines for general and laparoscopic surgery as well as for outpatient and office applications. The Company also works with several OEM customers for the adaptation of its proprietary technology to various private label requirements.

Government Regulation

         Medical Systems manufactures and sells medical devices. In the U.S., the FDA (among other government agencies) is responsible for regulating the introduction of new medical devices and the manufacturing, labeling and record-keeping for such devices. The FDA also reviews required reports of adverse events involving such devices. The FDA has extensive enforcement authority, including the power to seize products, restrain sales or prohibit the operation of manufacturing facilities until the noted deficiencies are corrected to the FDA's satisfaction. The FDA can also monitor recalls of products from consumer locations.

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

         Medical device laws are also in effect in many countries outside the U.S. in which Medical Systems does business. These range from comprehensive device approval requirements to requests for product data or certifications. The number and scope of these requirements are increasing. This trend toward increasing product regulation is evident in the European Union, where efforts are under way to harmonize the regulatory systems. Such regulatory systems include ISO 9000, IEC 601 and CE marks.

         Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems. Legislative debate is expected to continue in the future, and the Company cannot predict what impact the adoption of any federal or state health care reform measure or future private sector reform may have on its business.


                                                                        26 of 28

Employees

As of June 28, 1997, Medical Systems had 95 employees, including 13 in research, development and engineering, 30 in marketing and sales, 40 in operations and 12 in administration.

Patents and Licenses
The Company primarily relies upon trade secrets and know-how to develop and maintain its competitive position. The Company holds 24 U.S. patents and 7 foreign patents with expiration dates ranging from May 2009 to February 2013. Because many of these patents relate to technology that is important to certain of the Company's products, the Company considers these patents to be significant to its business. There can be no assurance, however, that any patent will provide adequate protection for the technology or product it covers. Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.25 Eighth Amendment to Credit Agreement, dated July 31, 1997, between BEI Electronics, Inc., BEI Sensors & Systems Company, Inc., Defense Systems Company, Inc., BEI Medical Systems Company, Inc., and CIBC Inc. and Canadian Imperial Bank of Commerce.

         27.1   Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 28, 1997.



                                                                        27 of 28

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Francisco, County of San Francisco, State of California, on August 12, 1997.




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



                                                                        28 of 28