Form 10-K
period 1997-09-27
BEI ELECTRONICS INC
filed 1997-12-23
CIK 851478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 27, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-17885

                        BEI MEDICAL SYSTEMS COMPANY, INC.
                                formerly known as
                              BEI ELECTRONICS, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                           71-0455756
           --------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                                83 Hobart Street
                                ----------------
                          Hackensack, New Jersey 07601
               --------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (201) 488-4960
               --------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                          -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 8, 1997 was $24,369,434 (A). As of December 8, 1997, 7,556,534 shares of Registrant's Common Stock were outstanding.

(A) Based upon the closing sale price of the Common Stock on December 8, 1997 as reported on the NASDAQ National Market System. Excludes 1,557,904 shares of Common Stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of Common Stock outstanding on December 8, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Registrant, or that such person is controlled by or under common control with Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant's  Proxy  Statement  with  respect  to its  1998  Annual  Meeting  of
Stockholders to be filed with the Securities and Exchange Commission is incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report.

                                                  TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I
         Item 1.           Business.......................................................................        3

         Item 2.           Properties.....................................................................       21

         Item 3.           Legal Proceedings..............................................................       22

         Item 4.           Submission of Matters to a Vote of Security Holders............................       22

PART II
         Item 5.           Market for Registrant's Common Equity and
                           Related Stockholder Matters....................................................       23

         Item 6.           Selected Financial Data........................................................       24

         Item 7.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations..................................       25

         Item 8.           Financial Statements and Supplementary Data....................................       29

         Item 9.           Changes in and Disagreements With Accountants
                           on Accounting and Financial Disclosure.........................................       50

PART III
         Item 10.          Directors and Executive Officers
                           of the Registrant..............................................................       50

         Item 11.          Executive Compensation.........................................................       50

         Item 12.          Security Ownership of Certain Beneficial
                           Owners and Management..........................................................       50

         Item 13.          Certain Relationships and Related Transactions.................................       50

PART IV
         Item 14.          Exhibits, Financial Statement Schedules,
                           and Reports on Form 8-K........................................................       51

Signatures                 ...............................................................................       57

PART I

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words, "intend", "anticipate", "believe", "estimate" and "expect" and similar expressions as they relate to the Company are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1, "Business" as well as Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 1.  BUSINESS

Background

Prior to September 27, 1997, BEI Electronics, Inc. was a diversified technology based manufacturing company which historically conducted its business in several operating segments. On July 2, 1997, the Company announced a plan to form a new company, BEI Technologies, Inc. ("Technologies"), consisting of all of the non-medical business of BEI Electronics, Inc. and to distribute shares in the new company pro rata to the existing shareholders of BEI Electronics, Inc. (the "Distribution"). The Distribution took place on September 27, 1997, to shareholders of record on September 24, 1997. The sole continuing business of BEI Electronics, Inc. was thereafter that of its subsidiary, BEI Medical Systems Company, Inc. BEI Medical Systems Company, Inc. was subsequently merged into BEI Electronics, Inc. on November 4, 1997 and the name of the combined company was changed to BEI Medical Systems Company, Inc. (hereafter, "Medical Systems", or "the Company", or "BEI"). For more information, see Notes 2 and 10 to the Consolidated Financial Statements.

The Company was originally incorporated in Delaware in 1974, as a successor to Baldwin Electronics, Inc., and became a publicly-owned company in 1989. BEI's principal executive offices are located at 83 Hobart Street, Hackensack, New Jersey, 07601 and its telephone number at that location is (201) 488-4960. Unless the context indicates otherwise, "Medical Systems", "BEI" and the "Company" refer to BEI Medical Systems Company, Inc. and its consolidated subsidiaries. BEI and its triangular design are a registered trademark of the Company.

For more information on BEI Technologies, Inc., see its Form 10-K for the fiscal year ended September 27, 1997 (File No. 0-22799).

Introduction

Medical Systems designs, manufactures, and/or sells electrosurgery units, various endoscopes, surgical instruments and surgical-procedure-specific intervention products and kits. It also assembles endoscopic illuminators, video imaging systems and laparascopic and hysteroscopic insufflation systems. Prior to the Distribution of September 27, 1997, the Company also produced non-medical items such as sensors, engineered subsystems and associated components used for the control of precision machinery and equipment in industrial, medical, automotive, aerospace and military applications and rocket-propelled ordnance subsystems for military use in fiscal 1997 (see Note 3 to the Consolidated Financial Statements regarding the spin-off of the non-medical businesses of the Company).

BEI Electronics, Inc. conducted its fiscal 1997 operations through three segments, BEI Medical Systems Company, Inc., BEI Sensors and Systems Company, Inc. ("Sensors") and Defense Systems Company, Inc. ("Defense"). Sensors and Defense are now shown in the Company's financial statements as discontinued operations and were spun-off from the Company at year end. See Note 3 to the Consolidated Financial Statements. The Company has continuing operations in California and New Jersey. For a discussion of factors relating to the Company's risks, see "Risk Factors" below.

Business Strategy

The Company intends to become a leading medical device manufacturer focused on serving women's healthcare and the specific needs of the gynecologist. Its special emphasis is on the diagnosis, manipulation and treatment of disorders and conditions of the cervix, uterus and fallopian tubes. A particular goal is to offer alternatives to hysterectomies for the physician and patient.

         The key components of the Company's strategy are as follows:

         Broaden its existing gynecological product line. The Company currently markets over 500 medical products to its existing base of customers worldwide. The Company intends to develop or acquire additional product lines. The Company acquired Zinnanti Surgical Instruments, Inc. in February 1993, and further broadened its product lines through the acquisition of the product lines of OvaMed Corporation in February 1996.

         Develop and commercialize innovative medical technologies. The Company is currently directing product development efforts at commercialization of its HydroThermAblator(R) (HTA(R)) system, now undergoing U.S. Food and Drug Administration (FDA) Phase II clinical trials. The HTA is intended to provide a minimally invasive alternative treatment to hysterectomy for abnormal or excessive uterine bleeding.

         Acquire complementary technologies. The Company intends to continue to expand its product line through selective business acquisitions, licensing, joint ventures, and internal development. In 1993, the
         Company acquired exclusive rights to use the Goldrath patents that cover endometrial ablation. In 1996, the Company acquired the GyneSys(R) Dx System for cervical and fallopian tube diagnosis and treatment. In 1997, the Company acquired exclusive rights to distribute a specialized patented bipolar electrosurgery system for treatment of abnormal cervical tissue and benign uterine fibroids.

         Expand global sales and distribution. The Company also plans to increase sales through the expansion of its marketing activities to the over 33,000 gynecologists practicing in the United States. A key component of this strategy is to increase the Company's complementary direct sales through the use of manufacturers' representatives, the internal sales team and a niche specialty direct catalogue to gynecologists in the U.S. The sales effort has also been expanded to select international areas through a network of distributors.

         Expand key relationships with leading clinicians. The Company has developed working relationships with key clinicians on the evaluation and use of innovative products and procedures that address women's healthcare disorders. To further enhance this activity, the Company has formed a Scientific Advisory Committee to review and evaluate new products and procedures for future development and commercialization. This committee will be chaired by Stephen L. Corson, M.D., a Professor of Obstetrics and Gynecology at Thomas Jefferson Medical University in Philadelphia and the Director of the Philadelphia Fertility Institute.

Existing Base Products

         The Company currently sells a line of specialty instruments, procedure kits, disposables and equipment for physicians and surgeons in the fields of gynecology, female reproductive healthcare and gastroenterology.

         The Company's products for the diagnosis and treatment of conditions of the cervix include such equipment as Gyne-Tech(TM) colposcopes for magnified visualization; PLUS II(TM) electrosurgical generators for removal of tissue and coagulation of bleeding; and Gyne-Tech cryosurgery systems for destruction of lesions. Disposable single patient use items include electrosurgical electrodes and the LLETZ-Plus(TM) procedure-specific sterile kits. The Company's products for the diagnosis and treatment of conditions of the uterus include such equipment as laparoscopic and Corson(TM) hysteroscopic electronic insufflators for the precise control of pressure within body cavities; endoscopic video systems and light sources for looking inside body cavities; and electrosurgical systems for the removal of tissue and coagulation of bleeding in the treatment of fibroids, as well as disposable single patient use items such as ZUMI(TM) uterine manipulators and ZUI(TM) uterine injectors, electrosurgical electrodes, sterile tubing sets, and Z-Sampler(TM) endometrial biopsy devices.

         The Company's products for procedures requiring the diagnosis and treatment of female reproductive problems include such equipment as the GyneSys(R) flexible hysteroscope and Corson Hysteroscopic System(TM) for seeing inside the uterine cavity and video systems and light sources for display of the hysteroscopic image. Disposable single patient use items include the GyneSys DX Catheter System for diagnosis and therapy for tubal blockage. For procedures requiring diagnosis and treatment of conditions of the digestive tract, the Company's products include such equipment as the UGI-3000B(TM) electrosurgical system that combines monopolar and bipolar output for the removal of tissue and coagulation of bleeding; and the EndoLav(R) endoscopic lavage pump. Disposable single patient use items include the bipolar BEST(TM) Probe.

         For gynecological oncology procedures and pelvic reconstructive surgery, the Company provides procedure-specific instrumentation for laparoscopically assisted vaginal hysterectomy, including the Soderstrom LAVH Manipulator(TM); Z-Clamps(TM) and Z-Scissors(TM) for pelvic reconstructive procedures; and MIYA Hooks(TM) and the Nichols-Veronikis Ligature Carrier(TM) for sacrospinous suspension of vaginal prolapse.

         The Company also produces a variety of electrosurgical generators, laparoscopic insufflators, endoscopic light sources, and associated disposable products designed for use in various medical / surgical procedures and sold under OEM labeling arrangements.

New Products and Technology

The Company has developed, licensed and acquired new technologies that it plans to phase into future product offerings or has recently introduced to the market. These include:

1. A rigid and flexible hysteroscopy system for viewing the internal surface of the uterus.
2. The patented HydroThermAblator system for treatment of abnormal uterine bleeding.
3. A specialized proprietary bipolar electrosurgery system for removal of benign uterine fibroids and treatment of cervical disorders.
4. The patented GyneSys catheter system for access to and treatment of the uterus and fallopian tubes.

These new products and their potential are more fully discussed below:

1.       Hysteroscopy Systems
         The need to provide a definitive diagnosis of uterine abnormalities led to the development of diagnostic and operative hysteroscopy. A gynecologist may look inside the uterus with a hysteroscope, a thin telescope-equipped device that is inserted through the cervix. The hysteroscope is attached to a light source and camera allowing the gynecologist to view the endometrial lining on a video monitor, identify various pathology, make directed biopsies and perform minimally invasive therapeutic procedures.

         The Company has developed a rigid hysteroscopy system offering an integrated system of telescope, sheaths, accessory instruments, hysteroscopic insufflator, and combination video camera/light source and monitor/VCR. This system offers the physician the flexibility of gas or continuous flow for distention of the uterus.

         The Company acquired its flexible HysteroSys(TM) hysteroscopy system from OvaMed Corporation. The flexible systems offer a reusable 1.3mm fiberoptic image guide and handle with a reposable 3.7 mm steerable sheath with 110(degree) tip deflection for panoramic viewing and accessory control. The system allows 1mm endoscopic instruments to be utilized under direct visual control.

         The Company believes that its hysteroscopy systems offer the following advantages:
         o        choice between rigid and flexible systems.
         o flexibility of CO2 or continuous flow for distention of the uterus.
         o modular design that reduces initial investment and provides for future expansion of system capability.
         o        availability of a line of diagnostic and therapeutic sheaths.
         o availability of a line of instrumentation to biopsy, grasp and cut.

2.       The HydroThermAblator System
         Approximately 2.5 million women each year in the United States seek medical treatment from a gynecologist for abnormal uterine bleeding. Also, many of the nearly 2 million women who receive hormonal therapy or dilation and curettage (D&C) fail to have satisfactory resolution of their menstrual bleeding problem.

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

         The Company has developed the patented HydroThermAblator ("HTA") technology as an alternative to hysterectomy, to other traditional treatments for abnormal menstrual bleeding and to other proposed ablation treatments currently under development or evaluation. Other companies currently have endometrial ablation products under development and in various stages of FDA clinical trials. One such product developed by Gynecare, a subsidiary of Johnson and Johnson, recently received FDA clearance for marketing.

         The Company believes that its HTA offers the following distinct advantages compared to existing and emerging ablation technologies for the treatment of abnormal menstrual bleeding:
         o        Should not require extensive training prior to use.
         o Clinical outcome is not dependent on user experience or variation in technique.
         o Freely circulating heated saline allows even and complete treatment of the entire endometrium.
         o Variation in uterine size and shape is easily accommodated by freely circulating heated saline.
         o Integral hysteroscope provides confirmation of uterine anatomy and instrument position, as well as continuous observation during treatment.

         The HydroThermAblator has been designed to offer the gynecologist a minimally-invasive, nonsurgical method to treat abnormal menstrual bleeding in an outpatient setting. The HTA consists of a mobile treatment unit incorporating microprocessor control of fluid circulation, closed-loop volume of the circulating saline, and fluid temperature regulation. The mobile unit provides a drawer for procedure supplies, and a shelf to house the Company's Integrated Video System(TM) for display of the hysteroscopic image on a video monitor. Precisely-heated saline is circulated within the patient's uterus, under the direct visual control of the gynecologist, for sufficient time to cause ablation of the entire endometrial lining. The digital displays of the HTA control unit guide the user through the steps of the HTA procedure, providing step-by-step prompts designed for ease of use and consistent results. During the procedure an automated microprocessor system controls the ablating temperature and monitors fluid volume to measure and reduce possibilities of fluid absorption or loss. At any time, the gynecologist can interrupt the treatment and, if desired, the circulation of room temperature saline will rapidly cool the fluid circulation system and the patient's uterus. As a result of the ablation of the endometrial lining of the uterus, in most cases the regeneration of the endometrium and resulting periodic menstrual bleeding are either significantly reduced or eliminated.

         The Company completed FDA-required Phase I clinical trials with 20 patients in April 1996. The Company began Phase II clinical trials with 20 patients in late 1996. The HTA may not be marketed in the United States until the Company has completed Phase III clinical trials and filed for and received a Pre-Marketing Authorization (PMA) from the FDA. There can be no assurance that the FDA will permit the Company to proceed to Phase III clinical trials. Moreover, there can be no assurance that any data obtained from such trials, if they are permitted, will support the safety and effectiveness of the HTA. Failure on the part of the Company to proceed to Phase III clinical trials or failure of the data to support the safety and effectiveness of the HTA would have a material adverse effect on the Company's business, financial condition and results of operations. Certain international markets will require similar approvals. International sales of the HTA system to date have been limited. In February 1997, the Company selectively initiated delivery of units in some of those countries where regulatory authorities permit sales. In addition, certain clinical sites in international markets have received units for use in the accumulation of additional clinical data.

3.       Bipolar Therapy System
         The newly licensed proprietary bipolar electrosurgical therapy systems will be utilized by gynecologists for the treatment of the cervix as well as for treating benign uterine fibroids of the uterus. The bipolar LLETZ system consists of a bipolar generator and accessories for removing tissue from the cervix and the coagulation of any bleeding vessels. The bipolar fibroid removal system consists of a generator and accessories for laparoscopic removal of fibroids as well as removal through a cervical approach.

4.       The GyneSys Catheter System
         The Company has developed a catheter system for use by a physician attempting to diagnose whether female infertility is caused by a blockage of the fallopian tubes. The current diagnostic procedure of choice is hysterosalpingography ("HSG"), a hospital-based procedure that involves the injection of an x-ray contrast media (or dye) transcervically into the uterus to allow the physician to observe and evaluate the flow of dye through the fallopian tubes under fluoroscopy (imaging x-ray). This procedure is reported to be highly inaccurate, with false-positive results in as many as 40% of HSG-diagnosed cases of proximal tubal occlusion ("PTO").

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

         The American Society for Reproductive Medicine recommends that selective salpingography be performed, following positive HSG indication of proximal tubal occlusion, before use of more invasive techniques. It is estimated that, of the approximately 1 million potential HSG procedures, 30% of all patients will require selective salpingography, and that 10% will require proximal tubal cannulation.

         BEI's Cervical Access Catheter(TM) (CAC(TM)) with its non-allergenic balloon technology and patented locking mechanism provides safety and ease of use for inserting additional catheters and devices. The Cervical Access Catheter is designed for the routine introduction of contrast media or dye into the uterine cavity for hysterosalpingography, sonohysterosalpingography and chromopertubation. Well suited to visualization using fluoroscopy or ultrasound, the larger center lumen is designed for the introduction of other catheters or instruments.

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

         If obstruction of the proximal fallopian tube is observed, the GyneSys System also accommodates the Uterine Cornual Access Catheter (UCAC) and guidewire, with which the physician may dislodge mucous or cellular debris, thereby opening the fallopian tube without the need for laparoscopic surgery.

Significant Customers and Markets

         Medical Systems' products are sold to a variety of customers primarily for the gynecology market. Other markets served include gastroenterology and general surgery. In the U.S., Medical Systems utilizes a system of independent manufacturers' representative organizations, inside sales personnel and regional managers to market its products directly to end users, hospitals, surgical centers and doctors' offices. Products are also sold through a network of domestic and international distributors. In fiscal 1997 and 1996, international sales were 14% of Medical Systems' sales, compared to 10% in fiscal 1995. The Company's international sales are dependent on the marketing efforts of, and sales by, distributors. The Company may also rely on distributors to assist it in obtaining reimbursement approvals from both government and private insurers in certain international markets. The Company does not currently have distributors in a number of significant international markets that it has targeted and will need to establish additional international distribution relationships in order to sell to those markets. Additionally, a variety of products are manufactured by Medical Systems for sale by third parties under various OEM agreements. In fiscal 1997, OEM sales were 17% of Medical Systems' sales, compared to 15% in fiscal 1996 and 21% in fiscal 1995.

Backlog

         Backlog is not currently a significant factor for Medical Systems. The Company typically ships instruments within one to two weeks of receipt of an order and electronic products within 30 days after receipt of an order. Disposable products are normally shipped within one day of receipt of order. Products of OEM customers that require special development, design, packaging and testing are generally shipped within four to six months after an order is received.

Competition

         The Company operates in a highly competitive industry. Many of the Company's existing competitors have significantly greater financial resources and manufacturing capabilities, are more established, have larger marketing and sales organizations and larger technical staffs.

         The Company believes that its products compete primarily on basis of price, design, performance, reliability, delivery service and support.

         The Company's principal competitors include Imagyn Medical Technologies, Inc.; Gynecare, a subsidiary of Ethicon/Johnson & Johnson, Inc.; Conceptus, Inc.; Karl Storz; Richard Wolf; Olympus; Circon Corp.-Cabot; FemRx, Inc.; Utah Medical Products, Inc.; Leisegang; Wallach; CooperSurgical, Inc.; Valleylab, a subsidiary of Pfizer Inc.; and Microvasive, a subsidiary of Boston Scientific. Other large healthcare companies may enter the market for minimally invasive diagnostic and surgical gynecological products in the future. Competing companies may succeed in developing technologies and products that are efficacious or more cost effective than those currently offered or that may be developed by the Company.

         The Company believes that its ability to compete effectively depends on its ability to continue to develop proprietary products that fulfill unmet gynecological market needs and to anticipate changing marketplace demands, to continue to attract and retain highly qualified personnel, to obtain the required regulatory approvals, and to continue to manufacture and successfully market high quality products. See "Risk Factors - Competition; Uncertainty of Technology Change".

Manufacturing

         Medical Systems' manufacturing operations consist primarily of the manufacture and assembly of equipment such as electrosurgery units, endoscopic illuminators, endoscopes and electronic insufflators.

Some component fabrication and assembly of various non-electrical products, both disposable and reusable, is performed by the manufacturing group. During fiscal 1996, Medical Systems' manufacturing facilities received ISO 9001 certification from Lloyds Register Quality Assurance (LRQA). LRQA conducts semiannual audits in Hackensack, New Jersey and annual audits in Chatsworth, California. The most recent audit for both facilities was in September 1997 and the audit report did not include any negative observations or identify any areas of noncompliance. Additionally, the Company's facilities and documentation procedures for the manufacture of medical devices are required to conform to the Quality System Regulations ("QSR") which are issued and enforced by the FDA through its facilities inspection program. The Company's manufacturing facilities in Chatsworth, California were most recently inspected by the FDA in November 1997 for compliance with the QSR and the facility in Hackensack, New Jersey was most recently inspected by the FDA in January 1996 for compliance with GMP (Good Manufacturing Practices). The GMP regulation was replaced by the QSR regulation effective October, 1996. Future inspections by the FDA of the Hackensack facility will be based on determining compliance with the QSR. Upon completion of the inspections, the FDA did not issue a Notice of Adverse Findings at either facility. Withdrawal of QSR compliance status would have a material adverse effect on the Company's business, financial condition and results of operations.

         In order to commercialize the HTA successfully, the Company must manufacture or assemble the HTA itself or through third parties in accordance with FDA requirements, in commercial quantities, at high quality levels and at reasonable costs. The Company has not yet produced the HTA in substantial quantities, but expects that its manufacturing experience with other medical electronic systems and consumable medical products will be transferrable to the HTA. Failure of the Company to produce the HTA in commercial quantities at high quality levels and at commercially reasonable prices would have a material adverse effect on the Company's business, financial condition and results of operations.

Research and Development

         The Company's principal development effort has focused on proprietary devices for minimally invasive procedures in gynecology. The Company's internally funded research and development expenditures were $1.9 million, $1.3 million and $1.0 million for the fiscal years 1997, 1996 and 1995, respectively. Products that have been under development include the HydroThermAblator intended to be an alternative to existing treatment for abnormal menstrual bleeding, the GyneSys DX Diagnostic Catheter System for the diagnosis and treatment of fallopian tube obstruction, and the flexible HysteroSys Diagnostic Hysteroscope as a cost effective solution suitable for the physician's office. Although the HydroThermAblator technology has not yet received FDA approval in the United States, it has been approved for use and sold in several foreign countries. This international distribution is based on continued compliance with ISO-9001 standards, as certified by the Company's notified body, LRQA. Domestic distribution of developed products is contingent upon compliance with the QSR, most specifically Section 820.30-Design Controls. Additionally, the Company continues development efforts to improve and enhance its disposable and instrument product lines for both outpatient and office applications. Through strategic alliances, the Company also continues to develop new applications related to fibroid resection for its bipolar electrosurgical generators. The Company also works with several OEM customers for the adaptation of its proprietary technology to various private label requirements.

Employees

         As of September 27, 1997, the Company had 94 employees, including 13 in research, development and engineering, 29 in marketing and sales, 39 in operations and 13 in administration.

Patents and Licenses

         The Company primarily relies upon trade secrets and know-how to develop and maintain its competitive position. The Company holds 19 U.S. patents and 6 foreign patents with expiration dates ranging from April 2001 to October 2014. Because many of these patents relate to technology that is important to certain of the Company's products, the Company considers these patents to be significant to its business. There can be no assurance, however, that any patent will provide adequate protection for the technology or product it covers.

Risk Factors

Limited Operating History; History of Losses and Possible Future Losses

         The Company has a limited medical device operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered by entrants into the medical device industry which is characterized by an increasing number of participants, intense competition and a high failure rate. Historically, the Company has incurred significant losses in its medical device business and expects losses to continue for at least the next several years. In addition, the Company expects that it will continue to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities and research and development. The Company's future revenues will depend upon, among other factors, the Company's ability to cost-effectively commercialize the HydroThermAblator and any other of the Company's new products. There can be no assurance that the HTA or such other new products will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales of such products. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Products."

FDA Approval of HTA

         The Company is conducting clinical trials of the HTA pursuant to an investigational device exemption ("IDE") which has been deemed approved by the Food and Drug Administration. The Company has completed a Phase I safety feasibility study of the HTA and is currently conducting a Phase II study. The Phase II study is an efficacy feasibility study limited to twenty patients. If data from the Phase II study supports the effectiveness of the HTA, the Company will be required to conduct a full-scale Phase III efficacy study to obtain data necessary to support the submission of a PMA application. There can be no assurance that the FDA will permit the Company to proceed to a full-scale Phase III efficacy study. Moreover, there can be no assurance that any data obtained from such studies, if they are permitted, will support the safety and effectiveness of the HTA. Failure on the part of the Company to proceed to Phase III clinical studies or failure of the data to support the safety and effectiveness of the HTA would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Risk Factors - Government Regulation."

Uncertainty of Market Acceptance

         The Company's success is dependent upon acceptance by the medical community of the HTA and, to a lesser extent, other new products introduced by the Company as reliable, safe and cost-effective treatments for the medical conditions they are intended to treat. There can be no assurance that the HTA or such other products will gain any significant degree of market acceptance among physicians, patients and healthcare payers, even if the necessary international and United States regulatory approvals are obtained. The Company believes that recommendations and endorsements by physicians will be essential for market acceptance of the HTA and such other products, and there can be no assurance that any such recommendations or endorsements will be obtained. The Company believes that physicians will not use the HTA unless they determine, based on clinical data and other factors, that the HTA is an attractive treatment alternative for excessive and abnormal menstrual bleeding and offers clinical utility in a cost-effective manner. Although the Company believes that the HTA will not require extensive physician training prior to use, acceptance among physicians will depend upon the Company's ability to train potential users of the HTA in interventional techniques, and the willingness of such users to learn these new techniques. Failure of the Company to achieve significant market acceptance of the HTA and other new products introduced by the Company would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Products".

Fluctuations in Operating Results

         The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside the Company's control. These factors include actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, the timing and size of international and domestic distributor purchases and the timing of product approvals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Scale-up Risk

         In order to commercialize the HTA successfully, the Company must manufacture or assemble by itself or through third parties, the HTA it is developing in accordance with FDA requirements in commercial quantities, at high quality levels and at commercially reasonable costs. The Company has no experience in manufacturing and assembling the HTA in commercial quantities. The Company has not yet produced the HTA in commercial quantities at commercially reasonable costs, and there can be no assurance that it will be able to do so. Failure of the Company to produce the HTA in commercial quantities at high quality levels and at commercially reasonable prices would have a material adverse effect on the Company's business, financial condition and results of operations.

Limited Direct Sales Experience

         The Company has only limited experience in direct field sales and marketing of the HTA and other products both domestically and internationally. The Company intends to establish a direct field sales force of independent manufacturers' representatives to market and sell the HTA (if approved by the FDA)and other products. Achieving market acceptance for the HTA will require the Company to establish marketing and direct sales capability sufficient to support sales in commercial quantities. Establishing such capability will require significant resources and there can be no assurance that the Company will be able to recruit and retain additional qualified marketing personnel or direct sales personnel or that future sales efforts of the Company will be successful. Additionally, the Company intends to establish partnership relationships with international distributors to market the HTA. There can be no assurance that the Company will be successful in establishing such partnership relationships on commercially reasonable terms, if at all. The failure to establish and maintain an effective distribution channel for the HTA and other products or to establish and retain qualified and effective sales personnel to support commercial sales of the Company's HTA and other products, would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations.

Reliance on Patents and Protection of Proprietary Technology

         The Company's ability to compete effectively will depend substantially on its ability to develop and maintain the proprietary aspects of its technology. There can be no assurance that any of the Company's issued patents, or any future patents that may be issued, will offer any degree of protection to the Company's products against competitive products. There can be no assurance that any patents that may be issued or licensed to the Company or any of the Company's patent applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

         The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property disputes, and some companies in the industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation or interference or other proceedings in the United States Patent and Trademark Office ("USPTO"). The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued or licensed to the Company, to protect the Company's trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others.

         Any litigation or USPTO proceedings involving the Company will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or USPTO proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although some patent and intellectual property disputes in the medical device area have been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include substantial ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         Legislation is pending in Congress that, if enacted in its present form, would limit the ability of medical device manufacturers in the future to obtain patents on surgical and medical procedures that are not performed by, or as a part of, devices or compositions which are themselves patentable. While the Company cannot predict whether the legislation will be enacted, or precisely what limitations will result from the law if enacted, any limitation or reduction in the patentability of medical and surgical methods and procedures could have a material adverse effect on the Company's ability to protect its proprietary methods and procedures.

         In addition to patents, the Company relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to an individual by the Company during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties or utilized by the individual, except in specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company. There can be no assurance that the Company's proprietary information will not be misused or confidentiality agreements with employees, consultants and others will not be breached, that the Company will become aware of such breach, have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. See "Business -- Research and Development" and "-- Patents and Licenses."

Uncertainty Relating to Third-Party Reimbursement

         In the United States, hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third-party payers, such as private health insurance plans, to reimburse all or part of the cost associated with the treatment of patients. Although reimbursement for therapeutic and diagnostic procedures to treat uterine disorders such as excessive menstrual bleeding have generally been available in the United States, reimbursement for diagnostic and therapeutic procedures for infertility have generally not been available. Even though certain procedures have generally been reimbursable there is no assurance that it will continue to be the case. Furthermore, there can be no assurance, even if the Company's products are cleared by the FDA for new clinical applications, that full reimbursement will be available for such procedures. The Company could also be adversely affected by changes in reimbursement policies of government or private healthcare payers, particularly to the extent that any such changes affect reimbursement for therapeutic or diagnostic catheterization procedures in which the Company's products are used. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from healthcare payers for procedures in which the Company's products are used, or adverse changes in government and private third-party payers' policies toward reimbursement for such procedures, could have a material adverse effect on the Company's business, financial condition and results of operations.

         Market acceptance of the Company's products in international markets may be dependent in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored and private healthcare insurance. While users of the Company's products for falloposcopy in Australia have obtained reimbursement both to the physician and to the hospital, there can be no assurance that other countries in which the Company seeks to market its technology for falloposcopy will approve reimbursement for the Company's falloposcopy products. Although the Company will seek additional international reimbursement approvals, obtaining such approvals can require 12 to 18 months or longer and there can be no assurance that any such approvals will be obtained in a timely manner, if at all. Failure to receive additional international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the international markets in which the Company is seeking approvals and could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with International Sales

         The Company markets and sells its products internationally through a network of distributors. The Company's international sales are dependent upon the marketing efforts of, and sales by, these distributors. The Company may also rely on these distributors to assist it in obtaining reimbursement approvals from both government and private insurers in certain international markets. In general, the Company has chosen to operate through small distribution firms because of its belief that these firms will devote greater attention to the Company's products. The use of small distributors increases the risks associated with financial instability of distributors, which includes the risk that distributors will cease operations or will be unable to satisfy financial obligations to the Company. If a distributor were to fail to invest adequate capital promoting the Company's products or were to cease operation, the Company would likely be unable to achieve significant sales in the territory. In addition, because the Company has only recently commenced international sales, it has only limited sell-through experience with many of its distributors. The Company also does not currently have distributors in a number of significant international markets that it has targeted and will need to establish additional international distribution relationships. There can be no assurance that the Company will engage qualified distributors in a timely manner. The failure to engage such distributors or the failure of such distributors to arrange significant sales of the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

         A number of other risks are inherent in international operations and transactions. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations and fluctuations in foreign currency exchange rates. There can be no assurance that the Company will be able to successfully commercialize any of its existing or future products in any international market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Competition; Uncertainty of Technology Change

         The medical device industry is highly competitive and characterized by innovation and technological change. There are many large companies with significantly greater financial, manufacturing, marketing, distribution, and technical resources and clinical experience than the Company. Such companies are developing and marketing devices for surgical treatment or removal of the uterus, uterine fibroids, the endometrial lining of the uterus and other uterine tissue or non-surgical methods such as drug therapy. Additionally, there are smaller companies developing alternative methods of uterine tissue ablation that compete with the Company. There can be no assurance that these companies will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or that would render the Company's technologies or products obsolete or not competitive. The Company also competes with such other companies for clinical sites to conduct trials. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects competition for devices and services to treat excessive menstrual bleeding to increase.
See "Business -- Competition."

Possible Future Capital Requirements

         The  Company's  capital   requirements   depend  on  numerous  factors,
including the progress of the Company's clinical research and product development programs, the receipt of and the time required to obtain regulatory clearances and approvals and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements also depend on the resources required to hire and develop a direct sales force in the United States, the resources to expand manufacturing capacity and facilities requirements, the extent to which the Company's products generate market acceptance and demand, and other factors. The timing and amount of such capital requirements cannot accurately be predicted. The Company believes that its current cash, together with operating revenues, will provide adequate funding for its capital requirements for the next twenty-four months. There can be no assurance, however, that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Product Liability Risk; Limited Insurance Coverage

         The medical device industry has historically been litigious, and the Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury. Although the Company has not experienced any claims to date, the Company plans to market new technology and there can be no assurance that the Company will not experience losses due to product liability claims in the future. The Company currently maintains liability insurance with coverage limits of $1,000,000 per occurrence and $2,000,000 in the aggregate. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. Any claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect upon the Company's business, financial condition and results of operations.

Government Regulation

         The medical devices to be marketed and manufactured by the Company are subject to extensive regulation by the FDA and, in some instances, by foreign and state governments. Pursuant to the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder (the "FDC Act"), the FDA regulates the clinical testing, manufacture, labeling, sale, distribution, and promotion of medical devices. Before a new device can be introduced into the market, the manufacturer must obtain market clearance through either the 510(k) premarket notification process or the lengthier PMA application process. Noncompliance with applicable requirements, including QSR, can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of product, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

         The Company manufactures and markets a number of general surgical, obstetric and gynecological devices for which 510(k) clearances have been obtained. Included among the products that the Company currently markets are electrosurgical systems, endosurgical systems, irrigation and lavage systems, integrated video systems, laparoscopic insufflation systems, intra-uterine manipulators and injectors, endometrial sampling systems, hysterectomy clamps and scissors and various biopsy instruments. Any modifications to the Company's currently marketed devices that could significantly affect their safety or efficacy or that constitute a major change to the intended use require new 510(k) submissions. There can be no assurance that the Company has submitted 510(k) notices for all such modifications and that the FDA would not require the Company to cease distribution of the modified products pending the submission and review of a 510(k) notice for such products.

         In addition, the Company manufactures and markets products, including ZSI gynecological products, Meditron medical devices and OvaMed products, the rights to which it obtained through the acquisition of other medical device companies. There can be no assurance that the acquired companies were in compliance with applicable FDA regulations at the time they were acquired and that any noncompliance on the part of the acquired companies would not have regulatory consequences for the Company. As a result, noncompliance on the part of the acquired companies could have a material adverse effect on the Company's business, financial condition and results of operations.

         Developments such as the enactment of the Safe Medical Devices Act of 1990 and increased enforcement actions reflect a trend toward more stringent product regulation by the FDA. One result is an increase in the typical time elapsed between the filing of an application and the receipt of FDA clearance or approval of commercial release of a medical device. In addition, the FDA often requires clinical data with such applications, which can increase the cost of obtaining such clearance to market. Furthermore, rigorous regulatory action may be taken in response to deficiencies noted in inspections or to any product performance problems.

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

Dependence on Key Employees

         The Company is dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees would have a material adverse effect on the Company. The Company's ability to manage its transition to commercial-scale operations, and hence its success, will depend on the efforts of these individuals. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, and there can be no assurance that the Company will be able to attract and retain such personnel. The Company does not currently have key person insurance on the life of any employee.

Anti-Takeover   Effects  of  Delaware  Law  and  Certain   Charter   Provisions;
Stockholder Rights Plan

         The Company's Board of Directors has the authority to issue up to 2,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the Company's stockholders. The rights of holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. While the Company has no present intention to issue shares of Preferred Stock, such issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law (the "Delaware Law"), and the Company's Certificate of Incorporation contains a fair price provision, the combined effect of which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 and the fair price provision could have the effect of delaying or preventing a change of control of the Company. The Company's Certificate of Incorporation provides for staggered terms for the members of the Board of Directors. The staggered Board of Directors and certain other provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of delaying or preventing changes in control or management of the Company, which could adversely affect the market price of the Company's Common Stock. Furthermore, the Board of Directors of the Company has adopted a Stockholder Rights Plan that has certain anti-takeover effects. Rights issued under the plan will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

The executive officers and directors of the Company and their ages as of December 1, 1997 are as follows:


Name                         Age    Position
--------------------------------------------------------------------------------
Charles Crocker   (2)        58    Chairman of the Board of Directors
Richard W. Turner            51    President and Chief Executive Officer
Thomas W. Fry                53    Vice President, Finance and Administration,
                                   Secretary and Treasurer
Gary D. Wrench  (1)          64    Director
Dr. Ralph M. Richart  (1)    63    Director
Dr. Lawrence A. Wan  (2)     59    Director
--------------------------------------------------------------------------------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee


Mr. Crocker, a founder of the Company, has served as Chairman of the Board of Directors of the Company since October 1974. Mr. Crocker assumed the positions of President and Chief Executive Officer, effective October 1, 1995. Mr. Crocker served as President of Crocker Capital Corporation (a Small Business Investment Company), from 1970 to 1985, and as General Partner of Crocker Associates, a venture capital investment partnership, from 1970 to 1990. He currently serves as a director of BEI Technologies, Inc., Fiduciary Trust Company International, Pope & Talbot, Inc. and KeraVision. Mr. Crocker holds a B.S. from Stanford University and an M.B.A. from the University of California, Berkeley.

Mr. Turner began Medical in 1991 as a subsidiary of what is now BEI Medical Systems Company, Inc. Previously President of the Healthcare Group for the Cooper Companies, Mr. Turner has held executive leadership positions in the medical industry for over 20 years, including President and Director of Cooper-LaserSonics, Inc., President of CooperVision Inc., President and Chief Executive Officer/Director for Pancretec, Inc. and President of Kay Laboratories. Mr. Turner holds a B.S. from Old Dominion University and an M.B.A. from Pepperdine University.

Mr. Fry served as Vice President, Finance and Administration of Medical from October 1992 until the merger of Medical into the Company in November 1997. Prior to that time, Mr. Fry was employed by GTE from 1970 to 1979 in various accounting and financial roles including three years as the Controller of GTE Sylvania in Caracas, Venezuela. Mr. Fry was employed by Cheeseborough-Ponds International as Manager of Profit Planning and Manufacturing Controller from 1979 to 1986, by Cavitron, Inc./CUSA, a medical device, engineering and manufacturing company, as Controller/CFO from 1986 to 1989, and by Disctronics Ltd. as Corporate Controller from 1989 to 1992. Mr. Fry holds a B.S. from Southeast Missouri State University and an M.B.A. with academic honors from Pace University.

Mr. Wrench served as Senior Vice President and Chief Financial Officer of the Company from July 1993 to September 1997, and as a Director of the Company since February 1986. From April 1985 to July 1993, he served as Vice President of the Company and President and Chief Executive Officer of Motion Systems Company, Inc., then a wholly owned subsidiary of the Company that is now a part of BEI Technologies, Inc. Previous experience includes twenty years with Hughes Aircraft Company including an assignment as President of Spectrolab, Inc., a Hughes subsidiary. He currently serves as a director of BEI Technologies, Inc. Mr. Wrench holds a B.A. from Pomona College and an M.B.A. from the University of California, Los Angeles.

Dr. Richart is Professor of Pathology and Obstetrics and Gynecology at the Columbia University College of Physicians and Surgeons and Director of Gynecological Pathology and Cytology at the Sloane Hospital for Women in New York City. He served as a Career Research Development Awardee at the Medical College of Virginia before moving to Columbia-Presbyterian Medical Center in 1963. His professional interests have centered around obstetrical and gynecological pathology and cytology with particular emphasis on the study of cervical neoplasia and, more recently, the relationship of the human papillomavirus to lower genital tract neoplasia. He is the past President of the International Gynecologic Cancer Society. He received his medical training at the University of Rochester School of Medicine and Dentistry, and completed his pathology residency in the Harvard Hospitals system.

Dr. Wan served as Vice President and Chief Technical Officer of BEI Electronics, Inc. from July 1990 to September 1997, and is currently Vice President and Chief Technical Officer of BEI Technologies, Inc., and President of SiTek, Inc., a BEI Technologies' subsidiary. From 1984 until 1990, he served as Vice President, Engineering, of Systron Donner Corporation, and also held various other technical and general management positions with that company between 1979 and 1984. From 1968 through 1979, he was founder and Chief Executive Officer of Sycom, Inc., a commercial electronics company. Prior to that, he worked for Hughes Aircraft Company where he headed the Radar Systems Section of the Hughes Ground Systems Group. In 1962, Dr. Wan and two other professors established an Engineering School at the University of California, Santa Barbara, where he also taught Engineering. Dr. Wan holds B.S., M.S. and Ph.D. degrees in Engineering and Applied Sciences from Yale University.

The Company has a classified Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control or management of the Company. For purposes of determining their term of office, directors are divided into three classes, with the term of office of the first class to expire at the 1998 annual meeting of stockholders, and the term of office of the second class to expire at the 1999 annual meeting of stockholders and the term of office of the third class to expire at the 2000 annual meeting of stockholders.

Class I consists of Mr. Turner; Class II consists of Mr. Crocker and Dr. Richart; and Class III consists of Mr. Wrench and Dr. Wan. Directors elected to succeed those directors whose term expires will be elected for a three year term of office. All directors hold office until the next annual meeting of stockholders, at which their term expires, and until their successors have been duly elected and qualified. Executive officers serve at the discretion of the Board. There are no family relationships among any of the officers and directors.

ITEM 2.           PROPERTIES

The Company's principal executive offices are located in leased office space in Hackensack, New Jersey, under a lease which expires in 1998. The Company operates two other facilities that relate to Medical Systems and maintains office space in various locations throughout the United States for sales and technical support. The Company's principal facilities are as follows:



Location                        Description of Facility
--------------------------------------------------------------------------------
Hackensack, New Jersey          Leased   10,100   square   foot   manufacturing,
                                engineering, and administrative facility.

Chatsworth, California          Leased  6,400  square  foot   manufacturing  and
                                administrative facilities.

Chatsworth, California          Leased  4,300  square  foot  administrative  and
                                marketing facility.

ITEM 3.           LEGAL PROCEEDINGS

CooperSurgical, Inc. vs. BEI Medical Systems Company, Inc. et al.

In October 1993, CooperSurgical, Inc., a subsidiary of The Cooper Companies, filed a claim for unspecified damages alleging unfair competition due to actions by Medical Systems and its president Richard Turner, a former employee of The Cooper Companies, and others. On January 31, 1996, the Court issued a ruling which affirmed the legal basis for Medical Systems to assert a counterclaim for damages against CooperSurgical regarding the parties' electrosurgical generator contract.

CooperSurgical's original damage claims were for approximately $11 million. In June 1996, more than one year after expert discovery closed in May 1995, CooperSurgical's counsel sent to the Company's counsel a letter purporting to supplement CooperSurgical's previous responses to interrogatories. The June 1996 letter indicated that CooperSurgical's damages for one particular aspect of the claim were between $24 and $50 million with respect to a claim for which CooperSurgical's experts had previously estimated damages of $3.4 million. The Company will vigorously oppose any CooperSurgical attempt whatsoever to introduce at trial any evidence of a damage claim based upon its June 1996 purported supplement.

Management has vigorously defended its rights in this action and believes after discussion with legal counsel that the CooperSurgical claims are exaggerated. In 1995, expert witnesses for the Company prepared a formal response to the damage computations CooperSurgical previously submitted. The Company's experts stated that if CooperSurgical were entitled to damages, those damages would total less than $100,000, and would be more than offset by Medical Systems' counterclaims against CooperSurgical, if Medical Systems were successful in its counterclaims.

The trial started in October 1997, and is currently ongoing in the Superior Court of New Jersey for Bergen County, Chancery Division. While the outcome of this matter cannot be determined at this time, management believes, taking known factors into account and after consultation with legal counsel, that this matter will not result in a material adverse impact on the financial position of the Company. However, any settlement of this case on a basis that results in an unfavorable outcome for the Company could have a material adverse effect on the results of operations of any quarterly or annual reporting period.

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

BEI's common stock was initially offered to the public in July 1989 and traded on the NASDAQ national market system under the NASDAQ symbol "BEII" from August 1, 1989 through the fiscal year end of September 27, 1997. During the period from October 3 to October 7, 1997, the stock traded under the NASDAQ symbol "BEIIV". After October 7, 1997, the Company's common stock began trading under the NASDAQ symbol "BMED." Set forth below are the high and low closing sale prices on the National Market System for the periods indicated. Such quotations do not reflect retail markups, markdowns or commissions.

1997 Fiscal Year                                      Cash  Dividend
(ended 9/27/97)            High             Low             Declared
--------------------------------------------------------------------------------
Fourth Quarter          $   14.50       $   10.38       $   0.02
Third Quarter           $   11.00       $    8.00       $   0.02
Second Quarter          $   12.38       $   10.38       $   0.02
First Quarter           $   11.25       $    9.25       $   0.02
--------------------------------------------------------------------------------

1996 Fiscal Year
(ended 9/28/96)
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
--------------------------------------------------------------------------------


On September 27, 1997, having transferred all of its non-medical device businesses to Technologies in exchange for all of Technologies' outstanding common stock, Electronics distributed that stock to its stockholders in a tax-free spin-off of Technologies. As a result of the spin-off of Technologies, whose business represented the majority of Electronic's assets and revenues, the market price of the Company's stock adjusted to account for the Distribution. On November 4, 1997, BEI Electronics, Inc. merged with its subsidiary, BEI Medical Systems Company, Inc., and changed its name to BEI Medical Systems Company, Inc. The closing price of BEI Medical Systems common stock was $4.0625 on December 8, 1997. For further information see "Business - Background" and Note 1 to the Consolidated Financial Statements.

As of December 8, 1997, there were approximately 1,300 holders of record of the Company's common stock. The Board of Directors has declared and the Company has paid quarterly cash dividends of $.02 per share of common stock in each quarter of fiscal 1996 and 1997. There are no restrictions on the Company's ability to pay dividends; however, it is currently the intention of the Board of Directors to retain any and all earnings for use in the Company's business and the Company does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend, among other factors, upon the earnings, capital requirements, operating results and financial condition of the Company.

ITEM 6.           SELECTED FINANCIAL DATA

The selected financial data for the five fiscal years presented below is derived from the audited Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

The data and the accompanying analysis in "Management's Discussion and Analysis of Financial Condition and Results of Operations" cover periods in which the Company's operations include business segments which are now operated by Technologies and include the results of those business statements as discontinued operations by the Company. Continuing operations of the Company are comprised of the medical device business carried on by the Company's majority-owned subsidiary BEI Medical Systems Company, Inc. prior to the Distribution, which subsequent to the Distribution comprised all of the Company's operations. For further information see Note 1 to the Consolidated
Financial Statements, Technologies' Form 10 General Form for Registration of Securities, as amended (File No. 0-22799) and the Technologies Form 10-K for the fiscal year ended September 27, 1997 (File No. 0-22799).


(in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Year Ended
                                                 -----------------------------------------------------------------------------------
                                                 September 27      September 28     September 30        October 1        October 2
                                                         1997              1996             1995             1994             1993
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Net sales                                             $  10,005        $   9,357        $   8,847        $   8,678        $   7,204
Loss from continuing operations                          (4,348)          (2,682)          (2,350)          (2,458)          (1,150)
Income (loss) from discontinued
   operations                                             4,583            4,571           (2,041)             714            4,928
Net income (loss)                                           235            1,889           (4,391)          (1,744)           3,778
Loss from continuing operations per
   common and common equivalent
   share                                              $   (0.60)       $   (0.38)       $   (0.35)       $   (0.37)       $   (0.17)
Earnings (loss) from discontinued
   operations per common and
   common equivalent share                                 0.64             0.64            (0.30)            0.11             0.73
Earnings (loss) per common and
   common equivalent share                                 0.03             0.27            (0.65)           (0.26)            0.56
Cash dividends per common share                       $    0.08        $    0.08        $    0.08        $    0.08        $    0.08
Weighted average shares
   outstanding                                            7,203            7,108            6,759            6,657            6,783

Balance Sheet Data:
Working capital                                       $  11,085        $  38,102        $  35,923        $  40,189        $  35,667
Total assets                                             22,584          115,011          113,738          112,432          108,528
Long-term debt (excluding current
   portion)                                                  22              212              392              560            1,231
Stockholders' equity                                     17,660           55,972           53,319           57,829           59,606
------------------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and in "Business".

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated
Statements of Operations.

                                                                                                    Year Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     1997                1996                 1995
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                            100.0%              100.0%              100.0%
Cost of sales                                                                         59.7                61.9                59.7
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                          40.3                38.1                40.3
Operating expenses:
Selling, general and administrative expenses                                          78.8                69.6                68.9
Research, development and related expenses                                            18.6                14.2                11.3
------------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                                                 (57.1)              (45.7)              (39.9)
Other income                                                                           1.3                 3.5                 2.0
Interest expense                                                                       0.7                 1.2                 1.7
------------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                             (56.5)              (43.4)              (39.6)
Income taxes (benefit)                                                               (13.0)              (14.8)              (13.1)
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                      (43.5)              (28.6)              (26.5)
Income (loss) from discontinued operations                                            45.8                48.8               (23.1)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                      2.3%               20.2%              (49.6)%
====================================================================================================================================


Net Sales
Fiscal years 1997, 1996, 1995

In fiscal 1997, the Company's net sales from continuing operations increased 6.9% to $10.0 million from $9.4 million in fiscal 1996. The increase was primarily due to increased sales of existing gynecology instruments and to a lesser extent increased sales of OEM products and initial sales of the HTA in international markets.

The Company's sales increased 5.8% to $9.4 million in fiscal 1996 from $8.8 million in fiscal 1995. The increase was primarily due to sales of existing gynecology instruments.

The Company's sales to international customers were approximately 14.3%, 13.8% and 10.1% of the Company's net sales for fiscal 1997, 1996 and 1995, respectively. International sales can vary significantly as a percentage of sales depending on the timing of shipments and size of orders.

Cost of Sales and Gross Profit

Cost of sales as a percentage of net sales was 59.7%, 61.9% and 59.7% in fiscal 1997, 1996 and 1995, respectively.

The decrease in cost of sales as a percentage of net sales in fiscal 1997 from fiscal 1996 resulted primarily from improved overhead absorption resulting from higher sales volume.

The increase in the cost of sales as a percentage of net sales in fiscal 1996 from fiscal 1995 was primarily due to increased costs for regulatory compliance.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales were 78.8%, 69.6% and 68.9% in fiscal 1997, 1996 and 1995, respectively.

Fiscal 1997 selling, general and administrative expenses increased $1.4 million from $6.5 million in fiscal 1996 to $7.9 million resulting from expansion of the domestic sales force, and higher marketing and promotional expenses. Fiscal 1997 expenses also included higher administrative and legal costs primarily associated with the Distribution of the common stock of BEI Technologies to the shareholders of Electronics.

Fiscal 1996 selling, general and administrative expenses increased $0.4 million from $6.1 million in fiscal 1995 to $6.5 million due to higher amortization expenses and increased support for new products.

Research, Development and Related Expenses

The Company's internally funded research, development and related expenses as a percentage of net sales were 18.6%, 14.2% and 11.3% for fiscal 1997, 1996 and 1995, respectively.

Research and development expenses in fiscal 1997 increased from fiscal 1996 primarily because of increased spending for the development of the HTA and other new products and clinical trials of the HTA.

Research and development expenses in fiscal 1996 increased from fiscal 1995 primarily as a result of new product development and clinical trials.

The Company believes that the continued timely development of new products and enhancements to its existing products is essential to maintaining its competitive position. Accordingly, the Company anticipates that such expenses will increase in absolute amount, but may fluctuate as a percentage of sales.

Interest Expense and Other Income

Interest expense as a percentage of net sales in fiscal 1995, 1996 and 1997 decreased slightly from 1.7% to 1.2% and from 1.2% to 0.7%, respectively, as existing debt was paid down and no new debt incurred.

Other income in fiscal 1997, 1996, and 1995 was comprised of interest income earned on highly liquid investments. Other income in fiscal 1997 as a percentage of sales decreased from 3.5% in fiscal 1996 to 1.3% in fiscal 1997. Total other income in fiscal 1996 increased slightly from prior year due to increased interest on a higher level of cash balances held during the year.

Income Tax Provision

The Company's effective tax rate from operations was (23.0%), (34.0%), and (33.1%), for fiscal 1997, 1996 and 1995, respectively. The effective tax rate reflects the statutory federal tax rate and the weighted average tax rate of the states in which the Company conducts business. The fiscal 1997 tax rate varies from the statutory federal income tax rate as a result of an increase in the valuation allowance due to substantial uncertainties regarding realizability of certain deferred tax assets.

Deferred Income Taxes

At September 27, 1997, the Company had net deferred tax liabilities of $58,000 composed of deferred tax assets of $1,951,000 net of the valuation allowance of $1,784,000, and deferred tax liabilities of $225,000.

The valuation allowance was established to reflect uncertainties regarding realizability of deferred tax assets related to certain intangibles and state net operating loss carryovers. Management intends to evaluate the realizability of deferred tax assets on a quarterly basis by assessing the need for any additional valuation allowance.

Discontinued Operations

Income (loss) for business segments now operated by Technologies was $4.6 million, $4.6 million and ($2.0) million in fiscal 1997, 1996 and 1995, respectively. The net loss in fiscal 1995 as compared to the net income of fiscal 1996 and 1997 is primarily related to a royalty expense incurred in fiscal 1995 of $3.5 million before taxes and, to a lesser extent, lower gross profit from sales in fiscal 1995.

Liquidity and Capital Resources

The Company's capital requirements depend on numerous factors, including the progress of the Company's clinical research and product development programs, the timing and receipt of regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements also depend on the resources required to hire and develop a direct sales force in the United States and to expand the Company's manufacturing capacity, and the extent to which the Company's products gain market acceptance and sales. The timing and amount of such capital requirements cannot be predicted accurately. Consequently, although the Company believes its existing cash balances together with operating revenues will provide adequate funding to meet its capital requirements for the next twenty-four months, the Company may need to raise additional funds through public or private financing or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

During fiscal 1997, operating activities of continuing operations used $4.1 million in cash, excluding cash provided by discontinued operations of $5.7 million. The loss from operations of $4.3 million, plus inventory purchases of $0.9 million and increases in accounts receivables, other current assets and deferred taxes of $0.3 million, $0.1 million and $0.3 million, respectively, were partially offset by non-cash charges for depreciation and amortization of $0.3 million and $1.4 million respectively, and a net increase in accrued expenses, accounts payable and other liabilities of $0.2 million.

Investing activities, which used approximately $0.4 million in cash, consisted primarily of purchases of $0.3 million in capital equipment and $0.2 million in patents and licenses.

Cash used in financing activities of $1.7 million included proceeds from the issuance of common stock of $0.9 million offset by principal payments on long-term debt of $0.7 million, stock repurchases of $1.3 million and dividend payments of $0.6 million.

The Company had no material capital or other commitments at September 27, 1997 except as discussed in Note 13 to the Consolidated Financial Statements, "Contingencies and Litigation."

Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
BEI Medical Systems Company, Inc. and Subsidiaries

--------------------------------------------------------------------------------
                                                    September 27,  September 28,
dollars in thousands except share amounts                    1997          1996
--------------------------------------------------------------------------------
ASSETS
Current assets
Cash and cash equivalents                                  $  9,271     $  9,128
Trade receivables, less allowance for doubtful accounts
(1997--$112; 1996--$236)                                      1,958        1,713

Inventories--Note 4                                           2,939        2,085
Refundable income taxes                                          10         --
Other current assets                                            286          144
Deferred income taxes--Note 8                                     0          406
Current assets of discontinued operations--Note 3              --         55,549
--------------------------------------------------------------------------------
Total current assets                                         14,464       69,025


Plant and equipment
Equipment                                                     1,461        1,209
Leasehold improvements                                          130          126
--------------------------------------------------------------------------------
                                                              1,591        1,335

Less allowances for depreciation and amortization               780          518
--------------------------------------------------------------------------------
                                                                811          817

Other assets
Tradenames, patents and related assets, less amortization
(1997--$4,142; 1996--$3,776)                                  3,708        4,638
Goodwill, less amortization (1997--$ 1,251; 1996--$975)       3,595        3,835
Non-current assets of discontinued operations--Note 3          --         36,672
Other                                                             6           24
--------------------------------------------------------------------------------
                                                              7,309       45,169
--------------------------------------------------------------------------------
                                                           $ 22,584     $115,011
================================================================================
See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
BEI Medical Systems Company, Inc. and Subsidiaries


                                                                                                  September 27,        September 28,
dollars in thousands except share amounts                                                                 1997                  1996
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable                                                                                $     346           $     683
Accrued expenses and other liabilities--Note 6                                                            2,785               2,332
Current portion of long-term debt--Note 7                                                                   190                 184
Deferred income taxes                                                                                        58                --
Current liabilities of discontinued operations -- Note 3                                                   --                27,724

------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                 3,379              30,923


Long-term debt, less current portion--Note 7                                                                 22                 212

Deferred income taxes--Note 8                                                                              --                   725

Other liabilities                                                                                          --                   561

Non-current liabilities of discontinued operations                                                         --                25,100

Commitments and contingencies--Notes 12 and 13

Minority interest in consolidated subsidiary--Note 2                                                      1,523               1,518

Stockholders' equity--Notes 2, 9, and 10
Preferred stock
  ($.001 par value; authorized 2,000,000 shares; none issued)                                              --                  --
Common stock
  ($.001 par value; authorized 20,000,000 shares; issued
  and outstanding; 1997--7,114,513 shares; 1996--9,469,008 shares)                                           10                   9
Additional paid-in capital                                                                               14,204              25,773
Retained earnings                                                                                         3,446              43,055
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         17,660              68,837
Less: Treasury stock, at cost (1997--none; 1996--2,455,372 shares)                                         --               (11,947)
          Unearned restricted stock--Note 10                                                               --                  (918)
------------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                               17,660              55,972
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                      $  22,584           $ 115,011
====================================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
BEI Medical Systems Company, Inc. and Subsidiaries


                                                                                                   Year Ended
                                                                                ---------------------------------------------------
                                                                              September 27,       September 28,       September 30,
dollars in thousands except per share amounts                                          1997                1996                1995
------------------------------------------------------------------------------------------------------------------------------------
Net sales -- Note 2                                                             $    10,005         $     9,357         $     8,847
Cost of sales -- Note 2                                                               5,972               5,792               5,282
                                                                                ---------------------------------------------------
Gross profit                                                                          4,033               3,565               3,565
                                                                                ---------------------------------------------------
Selling, general and administrative expenses                                          7,883               6,517               6,100
Research, development and related expenses                                            1,864               1,328                 999
                                                                                ---------------------------------------------------
                                                                                      9,747               7,845               7,099
                                                                                ---------------------------------------------------
Loss from operations                                                                 (5,714)             (4,280)             (3,534)

3Other income                                                                            136                 324                 177
Interest expense                                                                        (70)               (110)               (154)
                                                                                ---------------------------------------------------
Loss before income taxes                                                             (5,648)             (4,066)             (3,511)

Income taxes (benefit) -- Note 8                                                     (1,300)             (1,384)             (1,161)
                                                                                ---------------------------------------------------
Loss from continuing operations                                                      (4,348)             (2,682)             (2,350)

Income (loss) from discontinued operations, net of taxes
     of $1,788, $1,412, and ($600) for 1997, 1996 and
     1995, respectively                                                               4,583               4,571              (2,041)
                                                                                ---------------------------------------------------
Net income (loss)                                                               $       235         $     1,889         $    (4,391)
                                                                                ===================================================
Loss from continuing operations per common and
     common equivalent share                                                    $     (0.60)        $     (0.38)        $     (0.35)
Earnings (loss) from discontinued operations per common
     and common equivalent share                                                       0.64                0.64         $     (0.30)
                                                                                ---------------------------------------------------
Earnings (loss) per common and common equivalent
     share -- Note 2                                                            $      0.03         $      0.27         $     (0.65)
                                                                                ===================================================

Weighted average shares outstanding -- Note 2                                     7,203,448           7,107,818           6,758,745
                                                                                ===================================================

Dividends per common share -- Note 2                                            $      0.08         $      0.08         $      0.08
                                                                                ===================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BEI Medical Systems Company, Inc. and Subsidiaries                                                    Year Ended
                                                                                    ------------------------------------------------
                                                                                    September 27,    September 28,    September 30,
dollars in thousands                                                                         1997             1996             1995
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Loss from continuing operations                                                           $(4,348)         $(2,682)         $(2,350)
Adjustments to reconcile net loss to net cash provided
   by operating activities:
Depreciation                                                                                  269              217              154
Amortization                                                                                1,356            1,530            1,273
Provision for losses on trade receivables                                                      57               39               26
Loss on sale of assets                                                                       --               --                  7
Deferred income taxes                                                                        (261)             (26)              92
Changes in operating assets and liabilities, net of
   acquisitions and dispositions:
Trade receivables                                                                            (302)            (187)             204
Inventories                                                                                  (854)            (267)             (35)
Other current assets                                                                         (142)             192             (145)
Trade accounts payable, accrued expenses and other liabilities                                164           (3,955)           3,134
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities of
   continuing operations                                                                   (4,061)          (5,139)           2,360
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

Purchases of property, plant and equipment                                                   (263)            (316)            (387)
Purchases of patents and licenses                                                            (186)            (136)            --
Other                                                                                          18             (297)            --

------------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities of continuing operations                               (431)            (749)            (387)

Cash flows from financing activities:
Borrowings on short-term debt                                                                --               --              6,000
Payments on short-term debt                                                                  --               --             (6,000)
Proceeds from sale of minority interest                                                      --              1,488             --
Principal payments on long-term debt and other liabilities                                   (715)            (678)          (1,391)
Proceeds from issuance of common stock, net                                                   872            1,067              319
Repurchase of stock                                                                        (1,303)            (154)            (133)
Payment of cash dividends                                                                    (563)            (555)            (541)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities of continuing
   operations                                                                              (1,709)           1,168           (1,746)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by discontinued operations--Note 3                                        6,344            4,825            7,693
------------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                     143              105            7,920
Cash and cash equivalents at beginning of year                                              9,128            9,023            1,103
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                  $ 9,271          $ 9,128          $ 9,023
====================================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
BEI Medical Systems Company, Inc. and Subsidiaries


                                                                   Additional                                Unearned
                                                     Common         paid-in      Retained      Treasury     restricted
dollars in thousands                                  stock         capital      earnings       stock         stock         Total
------------------------------------------------------------------------------------------------------------------------------------
Balances at October 1, 1994                          $      9      $ 23,533      $ 46,653      $(11,660)     $   (706)     $ 57,829

Net loss for 1995                                                                  (4,391)                                   (4,391)
Stock options exercised                                                  65                                                      65
Employee Stock Purchase Plan
     offering--Note 11                                                  254                                                     254
Restricted Stock Plan--Note 10                                          260                                       (24)          236
Purchase of treasury stock-
     (19,500 shares at $6.80 average
     per share)                                                                                    (133)                       (133)
Cash dividends                                                                       (541)                                     (541)
------------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1995                              9        24,112        41,721       (11,793)         (730)       53,319

Net income for 1996                                                                 1,889                                     1,889
Stock options exercised                                                 842                                                     842
Employee Stock Purchase Plan
     offering--Note 11                                                  225                                                     225
Restricted Stock Plan--Note 10                                          594                                      (188)          406
Purchase of treasury stock-
     (15,000 shares at $10.27
     average per share)                                                                            (154)                       (154)
Cash dividends                                                                       (555)                                     (555)
------------------------------------------------------------------------------------------------------------------------------------
Balances at September 28, 1996                              9        25,773        43,055       (11,947)         (918)       55,972
------------------------------------------------------------------------------------------------------------------------------------
Net income for 1997                                                                   235                                       235
Stock options exercised                                     1           866                                                     867
Restricted Stock Plan--Note 10                                          815                                      (475)          340
Purchase of treasury stock-
     (135,000 shares at $9.67
     average per share)                                                                          (1,303)                     (1,303)
Cash dividends                                                                                                                 (563)
Retirement of treasury stock                                        (13,250)         (563)       13,250                          --
------------------------------------------------------------------------------------------------------------------------------------
Balances at September 27, 1997
     before Distribution                                   10        14,204        42,727          --          (1,393)       55,548
Distribution                                                                      (39,281)                      1,393       (37,888)
------------------------------------------------------------------------------------------------------------------------------------
Balances at September 27, 1997                       $     10      $ 14,204      $  3,446      $   --        $   --        $ 17,660
====================================================================================================================================

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
BEI Medical Systems Company, Inc. and Subsidiaries
September 27, 1997

Note 1 -- Basis of Presentation

On September 27, 1997, BEI Electronics, Inc. ("Electronics") distributed to holders of Electronics common stock one share of common stock of BEI Technologies, Inc. ("Technologies"), a newly formed subsidiary, for each share of Electronics common stock held ("the Distribution"). On November 4, 1997, Electronics merged with its subsidiary, BEI Medical Systems Company, Inc. ("Medical"), and became one company with Electronics as the surviving corporation (the "Merger"). After the Merger, Electronics changed its name to BEI Medical Systems Company, Inc. (the "Company").

In connection with the Distribution, Electronics transferred to Technologies all of the assets, liabilities and operations of its BEI Sensors & Systems Company, Inc. ("Sensors") and Defense Systems Company, Inc. ("Defense") business segments. Accordingly, the results of operations of the segments have been presented as discontinued operations for all periods presented and the related assets and liabilities have been segregated in the consolidated balance sheets. See Note 3 -- Discontinued Operations for a description of the Distribution.

Note 2 -- Summary of Significant Accounting Policies

Operations: The Company is a manufacturer of diagnostic and therapeutic products focused on gynecology and women's health issues. In the U.S., the Company utilizes independent manufacturers' representative organizations, direct sales representatives, telemarketers and domestic distributors to market its products directly to end users, hospitals, surgical centers and doctors' offices.
Products are also sold through a network of international distributors. Medical's operations consist of Zinnanti Surgical Instruments in Chatsworth, California and Xylog Corporation, Meditron Devices, Inc., and BEI Medical Systems International, Inc. in Hackensack, New Jersey.

The Company believes its existing cash balances together with operating revenues will produce adequate funding to meet its capital requirements for the next twenty-four months. The Company may need to raise additional funds through public or private financing or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing if available, may involve restrictive covenants.

Acquisitions: On February 2, 1996, Medical acquired all outstanding stock of OvaMed Corporation ("OvaMed"), for the purpose of acquiring OvaMed's product line and merging it into Zinnanti Surgical Instruments' operations. The total purchase price of OvaMed was $375,000 and 6,336 shares of Medical stock. Product and patent related intangible assets acquired amounted to $1.4 million and are being amortized over ten years for trade names and over their respective lives for patents.

Minority Interest: Concurrent with the closing of the OvaMed transaction, Johnson & Johnson Development Corporation ("J&J") purchased 50,016 shares of Series B Preferred Stock of Medical for $1,500,000. Also concurrent with the OvaMed transaction and the sale of Series B Preferred Stock, Medical entered into an agreement with J&J whereby J&J was granted a right of first negotiation for the exclusive right to

                        BEI MEDICAL SYSTEMS COMPANY, INC.

manufacture and distribute certain products intended for use in the gynecology field for endometrial ablation, that were acquired or developed by Medical. In the event the Company and J&J are unable to agree on the terms of a manufacturing or distribution arrangement, the Company has the right to manufacture or distribute any such products itself or to arrange for a third party to manufacture or distribute such products provided that any such third party arrangement is not materially less favorable to the Company than the terms offered by J&J.

At September 27, 1997 Medical had authorized 2,000,000 shares of $.001 par value
Common  Stock and 959,000  shares of $.001 par value  Preferred  Stock  (859,000 shares of series A and 100,000  shares of Series B) at September  27, 1997.  The table  below  shows the  ownership  of  Medical  for the two years  prior to the
Distribution and Merger.


                                                                            Medical Shares Outstanding
                                            ----------------------------------------------------------------------------------------
                                                         September 27, 1997                             September 28, 1996
                                            ----------------------------------------------------------------------------------------
                                            Series A         Series B         Common         Series A        Series B        Common
                                            Preferred       Preferred         Stock         Preferred       Preferred        Stock
                                            ----------------------------------------------------------------------------------------
BEI Electronics, Inc.                        859,000          33,344         397,471         859,000          33,344             100

Johnson & Johnson                               --            50,016           2,115            --            50,016            --

Management                                      --              --            12,650            --              --            15,150

Others                                          --              --            15,721            --              --            10,003
                                            ----------------------------------------------------------------------------------------
Total                                        859,000          83,360         427,957         859,000          83,360          25,253
                                            ========================================================================================


After year end and prior to the merger, the Series A and Series B Preferred stock were converted to Medical common stock on a share-for-share basis.

As a result of the Merger effective November 4, 1997, Medical was merged into Electronics, and Medical ceased to exist as a separate entity. Each outstanding share of common stock of Medical at that date (other than shares held by Electronics) was automatically converted into the right to receive 5.51615 shares of Electronics common stock. Certificates for Electronics common stock will be issued, rounded down to the nearest whole number of shares. Fractional shares of Electronics common stock that would have otherwise been issued in connection with the Merger have been redeemed by Electronics pro rata based on the last reported sale price of Electronics common stock on the last trading day preceding the merger.

                        BEI MEDICAL SYSTEMS COMPANY, INC.

The following table shows the conversion of the 6% minority interest in Medical common stock to Electronics common stock at a conversion rate of 5.51615 shares of Electronics common stock for every one share of Medical Common stock held.

                                                       Shares
                                      ----------------------------------------
                                            Pre-Merger          Post-Merger
                                              Medical           Electronics
                                           Common Stock         Common Stock
                                      ----------------------------------------
Johnson & Johnson                                  52,131              287,561

Management                                         12,650               69,778

Others                                             15,721               86,716
                                      ----------------------------------------
                                                   80,502              444,055
                                      ========================================


Fiscal Year: The Company's  fiscal year ends on the Saturday  nearest  September
30. Fiscal years 1997, 1996 and 1995 each contained 52 weeks.

Consolidation: The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk: The Company's products are sold to commercial customers throughout the United States and in various foreign countries. The Company performs ongoing credit evaluations of its commercial customers and generally does not require collateral. The Company maintains reserves for potential credit losses. Historically, such losses have been within the expectations of management.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

Revenue Recognition:  Revenue is recognized as units are shipped.

Inventories: Inventories are carried principally at the lower of cost (first-in, first-out method) or market.

Depreciation and Amortization: Plant and equipment are recorded at cost. Depreciation and amortization are provided in amounts sufficient to amortize the cost of such assets over their estimated useful lives, which range from three to thirty years, using the straight-line method for structures and leasehold improvements and by accelerated or straight-line methods for equipment.

                        BEI MEDICAL SYSTEMS COMPANY, INC.

Long-Lived Assets: The Company accounts for any impairment of its long-lived assets using Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121 ("FAS No. 121") "Accounting for the Impairment of Long-Lived Assets to be Disposed of." This category consists of plant and equipment; patents, and trade names, related non-competition agreements and goodwill acquired in purchase acquisitions. Patents and non-competition agreements are being amortized over their terms. Trade names are amortized over ten to twenty years. Goodwill consists of the excess of cost over fair value of net tangible assets acquired in purchase acquisitions. Goodwill is amortized by the straight-line method over twenty years. The carrying value of long-lived assets will be reviewed if the facts and circumstances suggest that they may be impaired. Impairment is determined based on undiscounted future cash flows over the amortization period. Generally, if impairment is indicated, the carrying value of long-lived assets would be reduced by the estimated short-fall based on discounted future cash flows.

Earnings (loss) Per Share: Earnings (loss) per share are computed based on the weighted average number of shares of common stock (less treasury stock) outstanding during the year, adjusted for the effect of common stock equivalents attributable to dilutive stock options (using the treasury stock method).

Research and Development Costs: Company-sponsored product development costs are charged to expense when incurred.

Advertising Costs: Advertising costs are charged to expenses when incurred and were approximately $412,000, $423,000 and $326,000 in fiscal years 1997, 1996 and 1995, respectively.

Recent Accounting Pronouncements: Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," established a fair-value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The Company has adopted the disclosure-only alternative as described in FAS 123 in fiscal year 1997. The Company accounts for employee stock awards using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and accordingly recognizes no expense upon the granting of options.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share", which is required to be adopted for the quarter ending December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate earnings (loss) per share for all prior periods. Had the Statement been implemented for fiscal years 1997 and 1996, the impact on the calculation of earnings (loss) per share would not have been material.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income," ("FAS 130"), and Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt these statements in fiscal year 1999. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no impact on the Company's consolidated financial position, results of operations or cash flows.

                        BEI MEDICAL SYSTEMS COMPANY, INC.

Reclassifications: Certain reclassifications have been made to the fiscal 1996 and 1995 financial statements to conform to the fiscal 1997 presentation.

Note 3 -- Discontinued Operations

Technologies was incorporated on June 30, 1997 in the State of Delaware, as a wholly owned subsidiary of Electronics. On September 27, 1997, Electronics distributed to holders of Electronics common stock one share of common stock of Technologies for each share of Electronics common stock held on September 24, 1997. In connection with the Distribution, Electronics transferred to Technologies all of the assets, liabilities and operations of its Sensors and Defense business segments. Accordingly, the financial position and results of operations of Sensors and Defense are shown as discontinued operations for all periods presented.

Note 4 -- Inventories


(dollars in thousands)                                   1997               1996
--------------------------------------------------------------------------------
Finished products                                      $1,843             $1,268
Work in process                                           230                182
Materials                                                 866                635
--------------------------------------------------------------------------------
Inventories                                            $2,939             $2,085
================================================================================


Note 5 -- Bank Credit Agreements

At September 18, 1997 and September 28, 1996, the Company had a $15 million unsecured credit line with a bank. There were no borrowings under the line at these dates. On September 19, 1997, the credit line agreement was amended to allow borrowings only by Sensors, then a subsidiary of the Company. Prior to year-end, Sensors was spun-off and the obligations under the amended credit agreement transferred with it. The Company had no bank credit agreement at September 27, 1997.

Note 6 -- Accrued Expenses and Other Liabilities


(dollars in thousands)                                        1997          1996
--------------------------------------------------------------------------------
Insurance reimbursement                                     $  946        $ --
Noncompetition contract                                        562           531
Professional fees                                              205           344
Employee compensation                                          202           499
Returns                                                        136            85
Taxes                                                          136           137
Vacation                                                       135           224
Commissions                                                    127           177
Royalties and related costs                                    102            98
Other                                                          234           237
--------------------------------------------------------------------------------
Accrued Expenses and Other Liabilities                      $2,785        $2,332
================================================================================

                        BEI MEDICAL SYSTEMS COMPANY, INC.

Note 7 -- Long-Term Debt


(dollars in thousands)                                                                         1997             1996
--------------------------------------------------------------------------------------------------------------------
Note payable to the previous owner of Zinnanti Surgical Instruments,
Inc. with interest at 5.0%; payable in monthly installments of $10,883
through 1998                                                                                   $147             $266

Note  payable to a related  party with  interest at the lessor of 1.0% below the
Bank of America  reference  rate or 8.0% (5.0% at September 27, 1997);  due in
annual installments of $60,000 plus interest through 1998                                        60              120

Asset purchase agreement with zero interest; payable in monthly
installments through 1998                                                                         5               10
--------------------------------------------------------------------------------------------------------------------
                                                                                                212              396
Less current portion                                                                            190              184
--------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                  $22             $212
====================================================================================================================


Annual maturities of long-term debt are as follows: fiscal 1998--$190,000; 1999--$22,000.

Interest of approximately $11,000, $31,000 and $63,000 was paid on long-term debt by Medical during fiscal 1997, 1996 and 1995, respectively. Interest of approximately $50,000, $96,000 and $124,000 was paid on noncompetition agreements by Medical during fiscal 1997, 1996 and 1995, respectively. In connection with the Distribution, Technologies assumed Electronics' obligations related to the service and repayment of $22.4 million in Senior Notes. The interest expense related to the notes was allocated to Technologies for fiscal years 1996 and 1997.

Note 8
Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

                        BEI MEDICAL SYSTEMS COMPANY, INC.

Significant components of the Company's deferred tax liabilities and assets as of September 27, 1997 and September 28, 1996 are as follows (in thousands):


Deferred tax liabilities                                          1997     1996
--------------------------------------------------------------------------------
   Depreciation and property basis difference                   $   12   $    7
   Intangibles                                                    --        548
   Prepaid expenses                                               --         32
   Accrued expenses                                                213       32
--------------------------------------------------------------------------------
      Total deferred tax liabilities                               225      619
--------------------------------------------------------------------------------

Deferred tax assets
   Intangibles                                                     536     --
   Accrued expenses                                                 98      140
   Inventory valuation                                              85      124
   State net operating loss carryovers                           1,177      929
   Allowance for bad debt                                           55       36
--------------------------------------------------------------------------------
      Total deferred tax assets                                  1,951    1,229
    Valuation allowance for deferred tax assets                  1,784      929
--------------------------------------------------------------------------------
    Net deferred tax liabilities                                $   58   $  319
================================================================================

The valuation allowance for deferred tax assets increased by $855,000 during the year ended September 27, 1997. The valuation allowance was adjusted to reflect uncertainties regarding realizability of deferred tax assets related to certain intangibles and state net operating loss carryovers. As of September 27, 1997, the Company has net operating loss carryforwards for state income tax purposes of approximately $12.5 million which expire from 2001 through 2003. The Company has no net operating loss carryforwards for federal income tax purposes.

Significant components of the provision (benefit) for income taxes from continuing operations are as follows:


                                                                                             1997             1996             1995
------------------------------------------------------------------------------------------------------------------------------------
Current (credit)
     Federal                                                                              ($1,039)         ($1,358)         ($1,071)
     State                                                                                   --               --               (182)
------------------------------------------------------------------------------------------------------------------------------------
     Total Current                                                                         (1,039)          (1,358)          (1,253)
Deferred (credit)
     Federal                                                                                 (261)             (23)              72
     State                                                                                   --                 (3)              20
------------------------------------------------------------------------------------------------------------------------------------
     Total Deferred                                                                          (261)             (26)              92
------------------------------------------------------------------------------------------------------------------------------------
 Total income tax expense (benefit)                                                       ($1,300)         ($1,384)         ($1,161)
====================================================================================================================================

                        BEI MEDICAL SYSTEMS COMPANY, INC.

A reconciliation of the statutory federal income tax rate to the Company's effective rate from continuing operations is presented below.


                                                                                             1997             1996             1995
------------------------------------------------------------------------------------------------------------------------------------
Income tax (credit) at the statutory rate of 34%                                          $(1,920)         $(1,382)         $(1,194)
Federal income tax effect of state income taxes                                              --                  1              (55)
Goodwill amortization                                                                          81               81               82
Increase in federal valuation allowance                                                       607             --               --
Other                                                                                         (68)             (81)             168
------------------------------------------------------------------------------------------------------------------------------------
Federal income taxes (credit)                                                              (1,300)          (1,381)            (999)
State income taxes (credit), net of increase in state
    valuation allowance                                                                      --                 (3)            (162)
------------------------------------------------------------------------------------------------------------------------------------
Provision(credit) for income taxes                                                        $(1,300)         $(1,384)         $(1,161)
====================================================================================================================================


Note 9
Stockholders' Equity

The Company's preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to establish from time to time the number of shares to be included in each series, and to designate the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences.

During fiscal 1992 and 1990, the Board of Directors of the Company authorized the purchase from time to time in open market transactions of up to 300,000 and 500,000 shares of common stock, respectively. During fiscal year 1996, the Board approved an additional repurchase of up to 200,000 shares on the open market. At the end of fiscal year 1997, 934,424 shares had been repurchased at a cost of $6,969,178 under this program. The treasury stock shares were then retired at September 27, 1997.


Note 10
Stock Option and Restricted Stock Plans

In 1982, the Company's stockholders voted to adopt an incentive stock option plan. The plan provided for option prices based on the fair market value of the stock on the date the option is granted. The Incentive Stock Option Plan of 1982 terminated December 15, 1991. The remaining outstanding options in the plan were exercised during fiscal year 1997. No shares were outstanding or available for grant at September 27, 1997.

                        BEI MEDICAL SYSTEMS COMPANY, INC.

Transactions relating to the Incentive Stock Option Plan of 1982 are summarized as follows:


                                                               Number of       Exercise Price            Weighted
                                                           common shares            per share       average price
                                                                                                        per share
-----------------------------------------------------------------------------------------------------------------
Options outstanding at October 1, 1994                            28,000                $3.75               $3.75
Exercised                                                             --                                       --
-----------------------------------------------------------------------------------------------------------------
Options outstanding at September 30, 1995                         28,000                $3.75               $3.75
Exercised                                                         (4,000)               $3.75               $3.75
-----------------------------------------------------------------------------------------------------------------
Options outstanding at September 28, 1996                         24,000                $3.75               $3.75
Exercised                                                        (24,000)               $3.75               $3.75
-----------------------------------------------------------------------------------------------------------------
Options outstanding at September 27, 1997                             --                   --                  --
=================================================================================================================


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

In January 1997, the Board combined the Incentive and Supplemental Plans into one plan, and amended it to change the name to the Amended 1987 Stock Option Plan (the "Amended Plan"), provide for the granting of both incentive and non-statutory stock options, provide for grants to non-employee consultants to the Company, and increase the share reserve for option grants by 100,000 so that shares issued pursuant to options granted under these two plans shall not exceed 1,350,000 in the aggregate.

As a result of the Distribution, all the outstanding options for common stock of the Company, vested and non-vested, were converted to options for common stock of Technologies, at a rate of approximately 1.07 options for Technologies stock for every 1.0 Electronics option held. The exercise price of the options was also adjusted so that the aggregate value of all outstanding options was the same after the Distribution as before.

See Note 1 -- Basis of Presentation for more information.

                        BEI MEDICAL SYSTEMS COMPANY, INC.

Transactions relating to the Amended 1987 Stock Option Plan are summarized as follows:


                                                              Number of                            Weighted Average
                                                                 Common             Exercise         Exercise Price
                                                                 Shares      Price Per Share              Per Share
-------------------------------------------------------------------------------------------------------------------
Options outstanding at October 1, 1994                          667,465        $2.88 - $9.13                  $5.88

   Granted                                                       31,000                $5.00                  $5.00
   Exercised                                                    (16,814)       $2.88 - $4.38                  $3.85
   Terminated                                                   (71,256)       $4.38 - $9.13                  $7.41
-------------------------------------------------------------------------------------------------------------------
Options outstanding at September 30, 1995                       610,395        $2.88 - $9.13                  $5.71
   Granted                                                       11,000        $6.00 - $7.13                  $6.42
   Exercised                                                   (115,922)       $2.88 - $9.13                  $6.27
   Terminated                                                   (48,511)       $5.00 - $9.13                  $7.80
-------------------------------------------------------------------------------------------------------------------
Options outstanding at September 28, 1996                       456,962        $2.88 - $9.13                  $5.36
   Exercised                                                   (137,866)       $2.88 - $7.25                  $5.33
   Terminated                                                    (3,500)       $3.75 - $9.13                  $7.95
-------------------------------------------------------------------------------------------------------------------
   Options outstanding prior to Distribution                    315,596        $2.88 - $9.13                  $5.35
Distribution conversion to Technologies options                (315,596)       $2.88 - $9.13                  $5.35
-------------------------------------------------------------------------------------------------------------------
Options outstanding at September 27, 1997                            --                   --                     --
===================================================================================================================


As of September 27, 1997, no options were outstanding and 792,915 shares were available for grant under the Amended Plan.

In July 1995, Medical's stockholders adopted an incentive stock option plan and a supplemental (nonqualified) stock option plan for Medical stock. The incentive stock option plan provided for option prices based on Medical's fair market value of the stock on the date the option is granted, as determined by Medical's Board of Directors. The supplemental stock option plan required that the exercise price of each option shall not be less than 85% of the fair market value on the date the option is granted.

                        BEI MEDICAL SYSTEMS COMPANY, INC.

Transactions related to the incentive and supplemental Medical stock option plans of 1995 are summarized as follows:

                                                                 Number of                             Weighted Average
                                                                    Common              Exercise         Exercise Price
                                                                    Shares       Price Per Share              Per Share
-----------------------------------------------------------------------------------------------------------------------
Options outstanding at October 1, 1994                                  --               $    --                $    --
    Granted                                                         85,500                 $1.72                  $1.72
    Exercised                                                           --               $    --                $    --
    Terminated                                                          --               $    --                $    --
-----------------------------------------------------------------------------------------------------------------------
Options outstanding at September 30, 1995                           85,500                 $1.72                  $1.72
    Granted                                                         34,800          $3.00 - 3.85                  $3.48
    Exercised                                                           --               $    --                $    --
    Terminated                                                          --               $    --                $    --
-----------------------------------------------------------------------------------------------------------------------
Options outstanding at September 28, 1996                          120,300          $1.72 - 3.85                  $2.23
    Granted                                                          2,500                $20.65                 $20.65
    Exercised                                                       (9,000)                $1.72                  $1.72
    Terminated                                                      (5,800)                $3.00                  $3.00
-----------------------------------------------------------------------------------------------------------------------
Options outstanding at September 27, 1997                          108,000         $1.72 - 20.65                  $2.66
=======================================================================================================================


On November 4, 1997, Medical and Electronics merged into one company, with Electronics as the surviving legal entity. As a result of the Merger, options outstanding under the Medical Stock Option Plans of 1995 were converted to Electronics options at a rate of approximately 5.51615 Electronics options for every one Medical option outstanding. Electronics' outstanding options increased to 595,739 after the Merger from zero outstanding at September 27, 1997. Medical's outstanding options decreased to zero and the Medical Stock Option Plans of 1995 were cancelled as a result of the Merger.


                                               Number of Shares
                               -------------------------------------------------
                                      Medical Options        Electronics Options
                               ----------------------   ------------------------
September 27, 1997                            108,000                         --
November 4, 1997                                   --                    595,739


                                                                    Weighted          Weighted
                                                                Average Remaining      Average
                                                       Options    Contractual       Exercise Price        Number
Exercise Prices                                      Outstanding  Life (Years)        Per Share         Exercisable
---------------                                      -----------  ------------        ---------         -----------
$0.31 ..........................................       421,982        7.8               $0.31             421,982
$0.54 ..........................................        52,403        8.3               $0.54              13,101
$0.70 ..........................................       107,564        8.6               $0.70              26,891
$3.74 ..........................................        13,790        9.4               $3.74               --
-----                                                  -------        ---               -----             -------
$0.31 - $3.74 ..................................       595,739        8.0               $0.48             461,974
=============                                          =======        ===               =====             =======

                        BEI MEDICAL SYSTEMS COMPANY, INC.

As of September 27, 1997, 83,750 Medical options were exercisable and 24,000 shares were available for stock option grants under the 1995 plans. If the Merger and conversion to Electronics options had taken place at that date, options exercisable and available for grant would have been 461,978 and 132,388 shares, respectively, based on the conversion rate of 5.51615 Electronics options for every Medical option.

In February 1992, the Company's Board of Directors approved the 1992 Restricted Stock Plan (the "Restricted Plan"), ratified by the Company's shareholders in February 1993, and authorized up to 350,000 shares to be issued to certain key individuals subject to forfeiture if employment terminated prior to the end of prescribed periods. In January 1997, the Restricted Plan was amended to increase the shares reserved for issuance under the plan from 350,000 to 700,000. As of September 27, 1997, 419,926 shares had been granted and of these, 354,250 shares were outstanding and are included in the Company's total common stock outstanding. Of the outstanding shares, 129,195 had fully vested. There are 345,750 shares reserved for issue. The market value at the date of grant of shares awarded under the plan is recorded as unearned restricted stock. The market value of shares granted is amortized to compensation expense over the periods of vesting. No compensation expense for Medical was recorded in fiscal 1997, 1996 or 1995.

The impact of the calculation required by FAS No. 123 on proforma results of operations and earnings (loss) per share was determined to be immaterial for fiscal years 1997 and 1996.

Note 11
Employee Benefit Plans

The Company has a defined contribution retirement plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax deductible contributions to the plan. Non-discretionary employer contributions are based on a fixed percentage of total eligible employee compensation and a formula based matching of the participant's contribution to the plan. Additional contributions are at the discretion of the Board of Directors. The Company's contributions to the plan for fiscal 1997, 1996 and 1995 for the benefit of the employees of continuing operations were approximately $62,000, $54,000, and $43,000 respectively.

The Company also has an employee stock purchase plan. The purchase plan qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code. Under the purchase plan, the Board of Directors may authorize the participation by employees (excluding certain highly compensated employees) in offerings of its common stock. Under the purchase plan, employees may have up to 10% of their salary withheld to be used to purchase shares of common stock at a price equal to not less than 85% of the fair market value of the stock at specified applicable dates. The purchase plan was suspended as of August 1, 1996, due to efforts to simplify the Company's equity accounts to support analysis of various organizational alternatives. At that date, 459,174 shares had been issued and 140,826 shares were reserved for purchase over the ten year life of the purchase plan.

                        BEI MEDICAL SYSTEMS COMPANY, INC.

Note 12
Lease Commitments

Operating leases consist principally of leases for structures and land. Certain of the operating leases contain various options for renewal and/or purchase of the related assets for amounts approximating their fair market value at the date of exercise of the option. The future minimum payments for operating leases consisted of the following at September 27, 1997:


(dollars in thousands)
-----------------------------------------------------
1998                                             $184
1999                                                9
2000                                                7
2001                                                2
Thereafter                                         --
-----------------------------------------------------
Total minimum lease payments                     $202
=====================================================


There are no minimum capital lease payments beyond fiscal 1996.

Total rental expense attributable to property, plant and equipment amounted to approximately $268,000, $228,000, and $198,000 for fiscal 1997, 1996 and 1995 respectively.

Note 13
Contingencies and Litigation

CooperSurgical, Inc. vs. BEI Medical Systems Company, Inc. et al.

In October 1993, CooperSurgical, Inc., a subsidiary of The Cooper Companies, filed a claim for unspecified damages alleging unfair competition due to actions by Medical and its president Richard Turner, a former employee of The Cooper Companies, and others. On January 31, 1996, the Court issued a ruling which affirmed the legal basis for Medical to assert a counterclaim for damages against CooperSurgical regarding the parties' electrosurgical generator contract.

CooperSurgical's original damage claims were for approximately $11 million. In June 1996, more than one year after expert discovery closed in May 1995, CooperSurgical's counsel sent to the Company's counsel a letter purporting to supplement CooperSurgical's previous responses to interrogatories. The June 1996 letter indicated that CooperSurgical's damages for one particular aspect of the claim were between $24 and $50 million with respect to a claim for which CooperSurgical's experts had previously estimated damages of $3.4 million. The Company will vigorously oppose any CooperSurgical attempt whatsoever to introduce at trial any evidence of a damage claim based upon its June 1996 purported supplement.

                        BEI MEDICAL SYSTEMS COMPANY, INC.

Management has vigorously defended its rights in this action and believes after discussion with legal counsel that the CooperSurgical claims are exaggerated. In 1995, expert witnesses for the Company prepared a formal response to the damage computations CooperSurgical previously submitted. The Company's experts stated that if CooperSurgical were entitled to damages, those damages would total less than $100,000, and would be more than offset by the Company's counterclaims against CooperSurgical, if the Company were successful in its counterclaims.

The trial started in October 1997 and is currently ongoing in the Superior Court of New Jersey for Bergen County, Chancery Division. While the outcome of this matter cannot be determined at this time, management believes, taking known factors into account and after consultation with legal counsel, that this matter will not result in a material adverse impact on the financial position of the Company. However, any settlement of this case on a basis that results in an unfavorable outcome for the Company could have a material adverse effect on the results of operations of any quarterly or annual reporting period.

Other
The Company has pending various legal actions arising in the normal course of business. Management believes that none of these legal actions will have a material impact on the Company's operating results or financial condition.

Note 14
Sales

Net sales from continuing operations to customers in foreign countries amounted to $1,430,000, $1,287,000 and $895,000 in fiscal 1997, 1996 and 1995, respectively. In fiscal 1997, 1996 and 1995, foreign sales did not exceed 10% of consolidated net sales in any individual geographic area.

                        BEI MEDICAL SYSTEMS COMPANY, INC.

Note 15
Quarterly Results of Operations (Unaudited)

The tables below present unaudited  quarterly  financial  information for fiscal
1997 and 1996:


(dollars in thousands except per share amounts)
-------------------------------------------------------------------------------------------------------------------------
                                                                             Three months ended
-------------------------------------------------------------------------------------------------------------------------
                                                           December 28,       March 29,       June 28,    September 27,
                                                                   1996            1997           1997             1997
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                        $2,584          $2,550         $2,472           $2,399
Gross profit                                                      1,152           1,090            938              853
Loss from continuing operations                                    (746)           (833)        (1,136)          (1,633)
Income from discontinued operations                                  35           1,452          1,696            1,400
Net income (loss)                                                  (711)            619            560             (233)
Loss from continuing operations
   per common and common equivalent share                        $(0.11)         $(0.12)        $(0.16)          $(0.23)
Earnings from discontinued operations per
   common and common equivalent share                            $ 0.00          $ 0.20         $ 0.24           $ 0.20
Earnings (loss) per common share                                 $(0.10)         $ 0.09         $ 0.08           $(0.03)


-------------------------------------------------------------------------------------------------------------------------
                                                           December 30,       March 30,       June 29,    September 28,
                                                                   1995            1996           1996             1996
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                        $2,153          $2,446         $2,336           $2,422
Gross profit                                                        761             925            926              953
Loss from  continuing operations                                  (536)           (489)          (817)            (840)
Income from  discontinued operations                                888           1,102          1,593              988
Net income                                                          352             613            776              148
Loss from continuing operations per
   common and common equivalent share                            $(0.08)         $(0.07)        $(0.11)          $(0.12)
Earnings from discontinued operations per
   common and common equivalent share                            $ 0.13          $ 0.16         $ 0.22           $ 0.14
Earnings per common share                                        $ 0.05          $ 0.09         $ 0.11           $ 0.02

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
BEI Medical Systems Company, Inc.

We have audited the accompanying consolidated balance sheets of BEI Medical Systems Company, Inc. (formerly BEI Electronics, Inc.) as of September 27, 1997 and September 28, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BEI Medical Systems Company, Inc. at September 27, 1997 and September 28, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 27, 1997 in conformity with generally accepted accounting principles.


                                                         Ernst & Young LLP

San Francisco, California
November 7, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Certain information with respect to directors and executive officers is set forth in Part I of this Report. Additional information required by this Item is incorporated herein by reference to the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement related to the Company's 1998 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission (the "Definitive Proxy Statement").


ITEM 11.          EXECUTIVE COMPENSATION

                  The information required by this Item is incorporated herein by reference to the sections entitled "Compensation of Executive Officers" and "Certain Transactions" of the Company's Definitive Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Definitive Proxy Statement.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by this Item is incorporated herein by reference to the sections entitled "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" of the Definitive Proxy Statement.

                                     PART IV

ITEM 14.          EXHIBITS,  FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM
                  8-K

The following documents are filed as part of this Form 10-K.

                                                                                                                          Form
                                                                                                                          10-K
(a)(1)      Index to Consolidated Financial Statements.                                                                   Page
                                                                                                                          Number
                                                                                                                          ------
            The following Consolidated Financial Statements of BEI Medical Systems
            Company, Inc. (formerly BEI Electronics, Inc.) are filed as part of this Form
            10-K:

            Report of Ernst & Young LLP, Independent Auditors                                                               49

            Consolidated Balance Sheets -
               Years ended September 27, 1997 and September 28, 1996                                                        29

            Consolidated Statements of Operations -
               Years ended September 27, 1997, September 28, 1996
               and September 30, 1995                                                                                       31

            Consolidated Statements of Cash Flows -
               Years ended September 27, 1997, September 28, 1996
               and September 30, 1995                                                                                       32

            Consolidated Statements of Stockholders' Equity -
               Years ended September 27, 1997, September 28, 1996
               and September 30, 1995                                                                                       33

            Notes to Consolidated Financial Statements -
              September 27, 1997                                                                                            34

(a)(2)      Index to Financial Statement Schedule.
            The following Consolidated Financial Statement Schedule of BEI Medical
            Systems Company, Inc. (formerly BEI Electronics, Inc.) for each of the years ended September 27, 1997, September 28, 1996 and September 30, 1995 is filed as part of this Form 10-K:
            Schedule II                            Valuation and Qualifying Accounts                                       S-1

                                                   Report of Ernst & Young LLP, Independent                                S-2
                                                   Auditors as to Schedule

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

(a)(3)      Listing of Exhibits

            Exhibit Numbers                 Description                                        Footnote
            ---------------                 -----------                                        --------
                 2.1             Distribution Agreement between BEI Electronics,
                                 Inc. and BEI Technologies, Inc. dated September
                                 26, 1997                                                        (xix)

                 2.2             Corporate Services Agreement between BEI
                                 Technologies, Inc. and BEI Electronics, Inc. dated
                                 as of September 26, 1997                                        (xix)

                 2.3             Tax Allocation and Indemnity Agreement between
                                 BEI Electronics, Inc. and BEI Technologies, Inc.
                                 dated as of September 26, 1997                                  (xix)

                 2.4             Assumption of Liabilities and Indemnity
                                 Agreement between BEI Electronics, Inc. and BEI
                                 Technologies, Inc. dated as of September 26, 1997               (xix)

                 2.5             Technology Transfer and License Agreement by
                                 and between BEI Electronics, Inc. and BEI
                                 Technologies, Inc. dated as of September 26, 1997               (xix)

                 2.6             Trademark Assignment and Consent Agreement
                                 by and between BEI Electronics, Inc. and BEI
                                 Technologies, Inc. dated as of September 26, 1997               (xix)

                 2.7             Agreement Regarding Certain Representations
                                 and Covenants by and between BEI Electronics,
                                 Inc. and BEI Technologies, Inc. dated as of                     (xix)
                                 September 26, 1997

                 3.1             Restated Certificate of Incorporation                             (i)

                 3.2             Amended Bylaws of the Company as of June 30,
                                 1997                                                          (xviii)

                 3.3             Certificate of Designation of Series A Junior
                                 Participating Preferred Stock                                 (xviii)

                 4.1             Reference is made to exhibits 3.1, 3.2 and 3.3

                 4.2             Form of Rights Certificate                                    (xviii)




                 4.3             Summary of Rights to Purchase Preferred Shares                (xviii)

                10.2  *          Registrant's 1987 Incentive Stock Option Plan, as
                                 amended and standard option grant form used in
                                 connection with the plan                                        (iii)

                10.3  *          Additional standard option grant form used in
                                 connection with Registrant's 1987 Incentive Stock
                                 Option Plan, as amended                                          (ii)

                10.4  *          Registrant's 1987 Supplemental Stock Option
                                 Plan, as amended November 12, 1990, and
                                 standard option grant form used in connection                     (v)
                                 with the plan

                10.5  *          Option grant forms used in connection with
                                 options granted to certain employees on May 1,                    (i)
                                 1989

                10.6  *          Description of Management Incentive Bonus Plan                    (i)

                10.7  *          Consulting Agreement, dated July 3, 1990,
                                 between BEI Electronics, Inc. and George S.                      (iv)
                                 Brown

                10.8  *          Registrant's 1992 Restricted Stock Plan and
                                 standard form of restricted stock agreement used
                                 in connection with the plan                                      (vi)

                10.10            Credit Agreement, dated June 1, 1993, between
                                 BEI Electronics, Inc., Defense Systems Company,
                                 Inc., Motion Systems Company, Inc., New SD,
                                 Inc., BEI Medical Systems Company, Inc. and
                                 Canadian Imperial Bank of Commerce                             (viii)

                10.11  *         Personal Service Contract, dated June 14, 1993,
                                 between BEI Electronics, Inc. and William G.
                                 Howard, Jr.                                                    (viii)

                10.12            First Amendment to Credit Agreement, dated
                                 September 23, 1993, between  BEI Electronics,
                                 Inc., Defense Systems Company, Inc., Motion
                                 Systems Company, Inc., New SD, Inc., BEI
                                 Medical Systems Company, Inc. and Canadian
                                 Imperial Bank of Commerce                                        (ix)

                10.14            1989 Employee Stock Purchase Plan, adopted
                                 June 1, 1989, as Amended through November 18, 1993               (ix)




                10.15            Second Amendment to Credit Agreement, dated
                                 April 1, 1994, between BEI Electronics, Inc.,
                                 Defense Systems Company, Inc., Motion Systems
                                 Company, Inc., New SD Inc., BEI Medical
                                 Systems Company, Inc. and Canadian Imperial                        (x)
                                 Bank of Commerce

                10.17            Third Amendment to Credit Agreement, dated
                                 September 30, 1994, between BEI Electronics,
                                 Inc., Defense Systems Company, Inc., BEI
                                 Sensors & Systems Company, Inc., BEI Medical
                                 Systems Company, Inc. and Canadian Imperial
                                 Bank of Commerce                                                  (xi)

                10.19            Fourth Amendment to Credit Agreement, dated
                                 June 1, 1995, between BEI Electronics, Inc., BEI
                                 Sensors & Systems Company, Inc., Defense
                                 Systems Company, Inc., BEI Medical Systems
                                 Company, Inc. and Canadian Imperial Bank of                      (xii)
                                 Commerce

                10.20            Fifth Amendment to Credit Agreement, dated June
                                 1, 1996 between BEI Electronics, Inc., BEI
                                 Sensors & Systems Company, Inc.,  Defense
                                 Systems Company, Inc., BEI Medical Systems
                                 Company, Inc. and Canadian Imperial Bank of                      (xiv)
                                 Commerce.

                10.21  *         Extension to Consulting Agreement, effective
                                 June 30, 1996, between BEI Electronics, Inc. and
                                 George S. Brown.                                                  (xv)

                10.22            Sixth Amendment to Credit Agreement, dated
                                 October 31, 1996, between BEI Electronics, Inc.,
                                 BEI Sensors & Systems Company, Inc.,  Defense
                                 Systems Company, Inc., BEI Medical Systems
                                 Company, Inc. and Canadian Imperial Bank of
                                 Commerce.                                                         (xv)

                10.24            Seventh Amendment to Credit Agreement, dated
                                 February 28, 1997 between BEI Electronics, Inc.,
                                 BEI Sensors & Systems Company, Inc., Defense
                                 Systems Company, Inc., BEI Medical Systems
                                 Company, Inc. and CIBC Inc., and Canadian
                                 Imperial Bank of Commerce.                                       (xvi)




                10.25            Eighth Amendment to Credit Agreement, dated
                                 July 31, 1997, between BEI Electronics, Inc., BEI
                                 Sensors & Systems Company, Inc., Defense
                                 Systems Company, Inc., and CIBC Inc. and
                                 Canadian Imperial Bank of Commerce.                             (xvii)

                10.26            Ninth Amendment to Credit Agreement, dated
                                 September 19, 1997, between BEI Electronics,
                                 Inc., BEI Sensors & Systems Company, Inc.,
                                 Defense Systems Company, Inc., and CIBC Inc.
                                 and Canadian Imperial Bank of Commerce.

                10.27            Rights Agreement dated June 30, 1997 among BEI
                                 Electronics, Inc. and ChaseMellon Shareholder
                                 Services, LLC.                                                 (xviii)

                11.1 Statement regarding computation of per share earnings

                21.1             Subsidiaries of the Registrant

                23.1             Consent of Ernst & Young, LLP, Independent
                                 Auditors

                24.1             Power of Attorney

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

     (xv) Incorporated by reference. Previously filed as an exhibit to the Registrant's Report on Form 10-K, dated September 28, 1996.

     (xvi) Incorporated by reference. Previously filed as an exhibit to the Registrant's Report on Form 10-Q, dated March 29, 1997.

     (xvii) Incorporated by reference. Previously filed as an exhibit to the Registrant's Report on Form 10-Q, dated June 30, 1997.

     (xviii) Incorporated by reference. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K, dated July 30, 1997.

     (xix) Incorporated by reference. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K, dated September 27, 1997.


(b)(1) A Form 8-K dated July 2, 1997, contained the Company's press release announcing the formation of a new company, BEI Technologies, and outlining the reasons for and manner of the proposed distribution of all the common stock of the new company to the holders of the Company's stock.

(b)(2) A Form 8-K dated June 30, 1997, was filed to report the adoption of a Share Purchase Rights Plan and the description, term and form of the Rights.

               The Company also reported its press release of July 2, 1997, and its Amended and Restated Bylaws.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               BEI Medical Systems Company, Inc.

                                        By:    /s/ Thomas W. Fry
                                               ---------------------------------
                                               Thomas W. Fry
                                               Vice President of Finance and
                                               Administration, Secretary &
                                               Treasurer

                                               December 22, 1997

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


Signature                                       Title                                      Date
---------                                       -----                                      ----
/S/Charles Crocker                              Chairman of the Board of                   December 22 , 1997
--------------------------------------          Directors
(Charles Crocker)

/S/Thomas W. Fry                                Vice President of Finance and              December 22, 1997
--------------------------------------          Administration, Secretary
(Thomas W. Fry)                                 and Treasurer

/S/Ralph M. Richart                             Director                                   December 22 , 1997
--------------------------------------
(Ralph M. Richart)

/S/Richard W. Turner                            President, Chief Executive                 December 22 , 1997
--------------------------------------          Officer & Director
(Richard W. Turner)

/S/Lawrence A. Wan                              Director                                   December 22 , 1997
--------------------------------------
(Lawrence A. Wan)

/S/Gary D. Wrench                               Director                                   December 22 , 1997
--------------------------------------
(Gary D. Wrench)

                                                                                                                         SCHEDULE II

                                                  BEI MEDICAL SYSTEMS COMPANY, INC.
                                                          ----------------
                                                  VALUATION AND QUALIFYING ACCOUNTS


 Column A                                               Column B                Column C                   Column D         Column E
-----------                                             ---------      ---------------------------        ----------        --------
                                                                               Additions
                                                                       ---------------------------
                                                        Balance at   Charged to          Charged to                          Balance
                                                        Beginning     Costs and            Other                           at End of
Description                                             of Period      Expenses           Accounts        Deductions          Period
-----------                                             ---------      --------           --------        ----------          ------
(in thousands)
Year ended September 27, 1997:
Deducted from asset accounts:
Allowance for doubtful accounts                           $  236        $   57            $ --              $  181(B)         $  112
Valuation allowances of deferred
    tax assets                                               929           855(A)           --                --               1,784
Valuation allowances of
    discontinued operations                                  701            75               (94)              682              --
                                                          ------        ------            ------            ------            ------
      Total                                               $1,866           987            $  (94)           $  863            $1,896
                                                          ======        ======            ======            ======            ======

Year ended September 28, 1996:
Deducted from asset accounts:
Allowance for doubtful accounts                           $   56        $   39            $  162(E)         $  (21)(B)        $  236

Valuation allowance for deferred
    tax assets                                             1,077                            (148)(D)                             929
Valuation allowances of
    discontinued operations                                  538           282               (49)               70               701
                                                          ======        ======            ======            ======            ======
      Total                                               $1,671        $  321            $ (197)           $  103            $1,866
                                                          ======        ======            ======            ======            ======

Year ended September 30, 1995:
Deducted from asset accounts:
Allowance for doubtful accounts                           $   83        $   26            $ --              $   53(C)         $   56
Valuation allowance for deferred
    tax assets                                               603           474              --                --               1,077
Valuation allowances of
    discontinued operations                                  315           262              --                  39               538
                                                          ------        ------            ------            ------            ------
      Total                                               $1,001        $  762            $ --              $   92            $1,671
                                                          ======        ======            ======            ======            ======

(A) Allowance adjustment resulting from evaluation of the realizability of the related deferred tax assets

(B)      Uncollectible accounts written off

(C)      Miscellaneous adjustments to the allowance

(D) Adjustment based on evaluation of uncertainties in the realization of state net operating loss carryovers

(E)      Purchased allowance from acquisition


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS, AS TO SCHEDULE


The Board of Directors and Shareholders
BEI Medical Systems Company, Inc.

We have audited the consolidated financial statements of BEI Medical Systems Company, Inc. (formerly BEI Electronics, Inc.) as of September 27, 1997 and
September 28, 1996, and for each of the three years in the period ended September 27, 1997, and have issued our report thereon dated November 7, 1997. Our audits also included the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                                          Ernst & Young LLP

San Francisco, California
November 7, 1997

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-31459), as amended, pertaining to the 1982 Incentive Stock Option Plan, the Amended 1987 Stock Option Plan, and the 1989 Employee Stock Purchase Plan of BEI Medical Systems Company, Inc. (formerly BEI Electronics, Inc.), of our reports dated November 7, 1997, with respect to the consolidated financial statements and schedule of BEI Medical Systems Company, Inc. included in the Annual Report (Form 10-K) for the year ended September 27, 1997.


                                                           Ernst & Young LLP

San Francisco, California
December 19, 1997

INDEX TO EXHIBITS


Exhibit
 Number  Description
 ------  -----------

 10.26   Ninth amendment to credit agreement

 11.1    Statement regarding computation of per share earnings

 21.1    Subsidiaries of the Registrant

 23.1 Consent of Ernst & Young LLP, Independent Auditors (Reference is made on page 61 within the 10-K)

 24.1    Power of Attorney (Reference is made on page 58 within the 10-K)

 27.1    Financial Data Schedule