Form 10-Q
period 1997-12-27
BEI ELECTRONICS INC
filed 1998-02-10
CIK 851478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 27, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to
         ________


                         Commission file number 0-17885
                        BEI MEDICAL SYSTEMS COMPANY, INC.
             (Exact name of Registrant as specified in its charter)



         Delaware                                        71-0455756
--------------------------                  ------------------------------------
 (State of incorporation)                   (I.R.S. Employer Identification No.)



                                83 Hobart Street
                          Hackensack, New Jersey 07601
                          ----------------------------
                    (Address of principal executive offices)

                                 (201) 488-4960
                                 --------------
                         (Registrant's telephone number)


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

     Common Stock: $.001 Par Value, 7,556,534 shares as of January 20, 1998

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

INDEX



PART 1.   FINANCIAL INFORMATION   (Unaudited)                               PAGE

Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets--December 27, 1997 and
              September 27, 1997                                               3

              Condensed Consolidated Statements of Operations--Quarter
              ended December 27, 1997 and December 28, 1996                    4

              Condensed Consolidated Statements of Cash Flows--Quarter
              ended December 27, 1997 and December 28, 1996                    5

              Notes to Condensed Consolidated Financial Statements-- December 27, 1997

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                9

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    11

              (a)      Exhibits

                        27.1     Financial Data Schedule


              (b)      Reports on Form 8-K



          SIGNATURES                                                          12

PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statements

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  December 27,             September 27,
                                                      1997                      1997
                                                  (Unaudited)             (See note below)
                                                          (dollars in thousands)
----------------------------------------------  ---------------------------------------------
ASSETS
Cash and cash equivalents                                   $8,363                     $9,271
Trade receivables, net                                       2,210                      1,958
Inventories, net -- Note 2                                   2,880                      2,939
Other current assets                                         1,018                        296
                                                ------------------       --------------------
      Total current assets                                  14,471                     14,464

Property, plant and equipment, net                             753                        811
Tradenames, patents and other                                3,459                      3,708
Goodwill                                                     3,535                      3,595
Other assets, net                                               --                          6
                                                ------------------       --------------------
                                                           $22,218                    $22,584
                                                ==================       ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                                      $1,161                       $346
Accrued expenses and other liabilities                       2,891                      2,843
Current portion of long-term debt                              171                        190
                                                ------------------       --------------------
      Total current liabilities                              4,223                      3,379

Long-term debt, less current portion                             9                         22
Minority interest                                               --                      1,523
Stockholders' equity                                        17,986                     17,660
                                                ------------------       --------------------
                                                           $22,218                    $22,584
                                                ==================       ====================

See notes to condensed consolidated financial statements.



Note: The balance sheet at September 27, 1997 has been derived from the audited consolidated balance sheet at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                    Quarter Ended
                                                                  -------------------------------------------------
                                                                       December 27,                    December 28,
                                                                        1997                            1996
                                                                   (dollars in thousands except per share amounts)
----------------------------------------------------------------  -------------------------------------------------
Net sales                                                                    $2,418                          $2,584
Cost of sales                                                                 1,495                           1,432
                                                                  -----------------              ------------------
Gross profit                                                                    923                           1,152

Selling, general and administrative expenses                                  2,264                           1,909
Research, development and related expenses                                      478                             433
                                                                  -----------------              ------------------

Loss from operations                                                        (1,819)                         (1,190)

Interest expense                                                                 11                              20
Other income                                                                    120                              89
                                                                  -----------------              ------------------

Loss from continuing operations before
    income taxes                                                            (1,710)                         (1,121)

Provision (benefit) for income taxes                                          (514)                           (375)
                                                                  -----------------              ------------------

Loss from continuing operations                                             (1,196)                           (746)
Income from discontinued operations, net of income taxes                        --                              35
                                                                  -----------------              ------------------
Net loss                                                                   ($1,196)                          ($711)
                                                                  =================              ==================

                       Earnings (loss) per Common Share -- Note 4
                Basic and Diluted Earnings (loss) per Common Share


Loss from continuing operations                                             ($0.17)                         ($0.11)
Income from discontinued operations, net of income taxes                        --                            0.01

                                                                  -----------------              ------------------
Net loss per common share                                                   ($0.17)                         ($0.10)
                                                                  =================              ==================
Dividends per common share                                                       --                           $0.02
                                                                  =================              ==================

See notes to condensed consolidated financial statements.

                                                                                                       Page 4 of 12

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                       Quarter Ended
                                                                     --------------------------------------------------
                                                                            December 27,                   December 28,
                                                                            1997                            1996
                                                                                   (dollars in thousands)
-------------------------------------------------------------------- --------------------------------------------------
Net cash (used) provided by operating activities                                  ($851)                           $531

Cash flows from investing activities:
         Purchases of property, plant and equipment                                 (18)                           (31)
         Increase in other assets                                                    (4)                          (124)
                                                                     -------------------             ------------------

                 Net cash used in investing activities                              (22)                          (155)

Cash flows from financing activities:
         Payments on long-term debt                                                 (35)                        (5,606)
         Proceeds from issuance of common stock                                      --                            168
         Purchase of treasury stock                                                  --                           (748)
         Payment of cash dividends                                                   --                           (140)
                                                                     -------------------             ------------------

                 Net cash used in financing activities                              (35)                        (6,326)
                                                                     -------------------             ------------------

Net decrease in cash and cash equivalents                                          (908)                        (5,950)

Cash and cash equivalents at beginning of period                                   9,271                         17,329
                                                                     -------------------             ------------------

Cash and cash equivalents at end of period                                        $8,363                        $11,379
                                                                     ===================             ==================

See notes to condensed consolidated financial statements.

                                                                                                       Page 5 of 12

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 27, 1997

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending October 3, 1998. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended September 27, 1997.

On September 27, 1997, BEI Electronics, Inc. ("Electronics") distributed to holders of Electronics common stock one share of common stock of BEI Technologies, Inc. ("Technologies"), a newly formed subsidiary, for each share of Electronics common stock held (the "Distribution"). On November 4, 1997, Electronics merged with its subsidiary, BEI Medical Systems Company, Inc. ("Medical"), and became one company with Electronics as the surviving corporations (the "Merger"). After the Merger, Electronics changed its name to BEI Medical Systems Company, Inc. (the "Company").

In connection with the Distribution, Electronics transferred to Technologies all of the assets, liabilities and operations of its BEI Sensors & Systems Company, Inc. ("Sensors") and Defense Systems Company, Inc. ("Defense") business segments. See Note 3 -- Discontinued Operations for a description of the Distribution.

NOTE 2--INVENTORIES

                                  December 27,                     September 27,
                                          1997                              1997
                                          (dollars in thousands)
--------------------------------------------------------------------------------

Finished products                       $1,753                            $1,843
Work in process                            137                               230
Materials                                  990                               866
                          --------------------              --------------------
Net inventories                         $2,880                            $2,939
                          ====================              ====================

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

NOTE 4--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:
                                                                                       Quarter Ended
                                                                     --------------------------------------------------
                                                                            December 27,                   December 28,
                                                                                    1997                           1996
                                                                      (dollars in thousands except per share amounts)
-------------------------------------------------------------------  --------------------------------------------------
                             Numerator
Income from continuing operations                                               ($1,196)                         ($746)
Income from discontinued operations, net of income taxes                             --                             35
                                                                     -------------------            -------------------
Net income (loss) available to common stockholders                              ($1,196)                         ($711)
                                                                     ===================            ===================

                            Denominator
Denominator for basic earnings per share --
   weighted average shares, net of unvested
   contingently issuable shares (FY 1998--268 shares;
   FY 1997--225 shares)                                                           7,185                          6,760


Basic and diluted earnings per share                                             ($0.17)                        ($0.11)

Due to the loss from continuing operations, earnings per share is based on weighted average common shares only, as any assumption of the conversion of equivalent shares would be anti-dilutive.

NOTE 5--CONTINGENCIES AND LITIGATION

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

CooperSurgical's original damage claims were for $11 million. In June 1996, more than one year after expert discovery closed in May 1995, CooperSurgical's counsel sent to the Company's counsel a letter purporting to supplement CooperSurgical's previous responses to interrogatories. The June 1996 letter indicated that CooperSurgical's damages for one particular aspect of the claim were between $24 and $50 million with respect to a claim for which CooperSurgical's experts had previously estimated damages of $3.4 million. The Company will vigorously oppose any CooperSurgical attempt whatsoever to introduce at trial any evidence of a damage claim based upon its June 1996 purported supplement.

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

The trial started in October 1997, and is currently ongoing in the Superior Court of New Jersey for Bergen County, Chancery Division at a rate of about two days per week, with interruptions to the trial schedule. While the outcome of this matter cannot be determined at this time, management believes, taking known factors into account and after consultation with legal counsel, that this matter will not result in a material adverse impact on the financial position of the Company. However, any settlement of this case on a basis that results in an unfavorable outcome for the Company could have a material adverse effect on the results of operations of any quarterly or annual reporting period.

Other

The Company has pending various legal actions arising in the normal course of business. None of these legal actions is expected to have a material effect on the Company's operating results or financial condition.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company's Form 10-K for the year ended September 27, 1997.

The following table sets forth, for the fiscal periods indicated, the percentage
of  net  sales   represented  by  certain  items  in  the  Company's   Condensed
Consolidated Statements of Operations.
                                                                                       Quarter Ended
                                                                     -------------------------------------------------
                                                                              December 27,                December 28,
                                                                                      1997                        1996
-------------------------------------------------------------------  --------------------------  ---------------------
Net sales                                                                        100.0%                      100.0%
Cost of sales                                                                     61.8                        55.4
                                                                     -----------------           -----------------
Gross profit                                                                      38.2                        44.6
Operating expenses
  Selling, general and administrative expenses                                    93.6                        73.9
  Research, development and related expenses                                      19.8                        16.8
                                                                     -----------------           -----------------
Income (loss) from operations                                                    (75.2)                      (46.1)
Interest expense                                                                   0.6                         0.8
Other income                                                                       5.0                         3.5
                                                                     -----------------           -----------------
Loss from continuing operations before income taxes                              (70.8)                      (43.4)
Provision (benefit) for income taxes                                             (21.3)                      (14.5)
                                                                     -----------------           -----------------
Loss from continuing operations                                                  (49.5)                      (28.9)
Income from discontinued operations                                                --                          1.4
                                                                     -----------------           -----------------
Net loss                                                                         (49.5)%                     (27.5)%
                                                                     =================           =================

Quarters ended December 27, 1997 and December 28, 1996

Net sales for the quarter decreased $166,000 or 6.4% to $2,418,000 from the same period in fiscal 1997. The sales volume decrease was due primarily to lower domestic sales of surgical instruments resulting from a reorganization in the domestic sales force. The Company is transitioning from an inside telemarketing sales force to a field sales force of independent sales representatives supported by telemarketing. Sales of OEM and gastro-intestinal products also declined, reflecting reduced sales and marketing effort in this area as the
Company concentrates on its core products in women's health. Partially offsetting the decrease in domestic sales were increases in international sales, primarily of the Company's new product for dysfunctional uterine bleeding, the HydroThermAblator(R) ("HTA(R)"). The HTA was not available for sale during the first quarter of fiscal 1997.

Cost of sales as a percentage of net sales in the first quarter of fiscal 1998 increased to 61.8% from 55.4% in the comparable period of fiscal 1997. The increase was due mainly to an unfavorable product mix with a higher portion of lower margin products sold during the first quarter of fiscal 1998 as compared to the same period in fiscal 1997. In addition, production and marketing start-up costs associated with the introduction of the HTA in international markets had a negative impact on the cost of sales in the first quarter of fiscal 1998.

Selling, general and administrative expenses as a percentage of net sales increased in the first quarter of fiscal 1998 versus the comparable period in fiscal 1997, due to increased expenditures associated with the development of the Company's new field sales force. The Company added a sales manager and two sales representatives to support the field sales activities. Additionally, legal expenses incurred as a result of the Company's ongoing litigation plus expenses associated with the change in corporate structure following distribution of BEI Technologies on September 27, 1997 contributed to higher administrative expenses. (See Note 5 -- Contingencies and Litigation)

Research, development and related expenses as a percentage of net sales for the first quarter of fiscal 1998 increased versus the comparable period of fiscal 1997 due to costs associated with the Phase II clinical trials for the HTA in the United States and various international clinical trials that the Company is supporting.

Liquidity and Capital Resources

During the first quarter of fiscal 1998, cash used by operations was $851,000, primarily resulting from the net loss of $1,196,000, an increase in refundable income taxes of $514,000 and an increase in current assets of $402,000. Partially offsetting the above were increases in accounts payable and accrued liabilities of $866,000, non-cash depreciation and amortization expenses of $395,000.

Cash used in investing activities during the first quarter of fiscal 1998 of $22,000 was mainly for equipment expenditures.

Cash flows from financing activities consisted of $35,000 in scheduled payments made on long-term debt.

The Company had capital equipment commitments at December 27, 1997, of approximately $100,000.

Year 2000 Compliance: Modification of Management Information Systems

The company is evaluating the potential impact of what is commonly referred to as the "Year 2000" issue concerning the inability of certain information systems to properly recognize and process dates containing the Year 2000 and beyond. If not corrected, these systems could fail or create erroneous results. The Company's management information systems primarily use software products purchased from commercial sources without significant modification or customization. Updates to these products are routinely installed by the Company to upgrade the systems and correct known faults in the software. There have been no significant incremental costs identified with updates that specifically address Year 2000 compliance. Notwithstanding Year 2000 compliance of the Company's systems, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant.

Based on the financial condition of the Company at December 27, 1997, management believes that the existing cash balances together with operating revenues will provide adequate funding to meet the Company's capital requirements for the near term. In the event additional capital is required, the Company may seek to raise the capital through public or private equity or debt financing. There can be no assurance that such capital will be available on favorable terms, if at all.

Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)        Exhibits


                      27.1     Financial Data Schedule

           (b)        Reports on Form 8-K


           The Company filed a report on Form 8-K as an Item 2 Acquisition or Disposition of Assets reporting the completion of the spin-off of BEI Technologies, Inc. from the Company. The Form 8-K included the Company's pro forma condensed consolidated balance sheet as of June 28, 1997, and its pro forma condensed consolidated statements of operation for the nine months ended June 28, 1997 and the year ended September 28, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 1998.




                          BEI Medical Systems Company, Inc.


                          By:       /s/ Thomas W. Fry
                                   ---------------------------
                                   Thomas W. Fry
                                   Vice President of Finance and Administration, Secretary and Treasurer
                                   (Chief Accounting Officer)