Form 10-K/A
period 1997-09-27
BEI ELECTRONICS INC
filed 1998-02-13
CIK 851478

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No. 1


                           AMENDMENT TO ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 1997    Commission file number 000-17885




                        BEI MEDICAL SYSTEMS COMPANY, INC.
             (Exact name of Registrant as specified in its charter)


         Delaware                                        71-0455756
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                     83 Hobart Street, Hackensack, NJ 07601
          (Address of principal executive offices, including zip code)

                                 (201) 488-4960
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any further amendment to the Registrant's Form 10-K. ___.

     The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock reported on the Nasdaq National Market was $24,369,434 as of December 8, 1997.

     The number of shares of Common Stock outstanding as of December 8, 1997 was 7,556,534.
================================================================================

                        BEI MEDICAL SYSTEMS COMPANY, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------

Item 10.  Directors and Executive Officers of the Registrant..............     3

Item 11.  Executive Compensation..........................................     4

Item 12.  Security Ownership of Certain Beneficial Owners and Management..    12

Item 13.  Certain Relationships and Related Transactions..................    13

SIGNATURES        ........................................................    14

ITEM 10.  Directors and Executive Officers of the Registrant.

The executive officers and directors of the Company and their ages as of December 1, 1997 are as follows:

Name                          Age   Position
----                          ---   --------

Charles Crocker   (2)         58    Chairman of the Board of Directors

Richard W. Turner             51    President and Chief Executive Officer

Thomas W. Fry                 53    Vice President, Finance and Administration,
                                    Secretary and Treasurer

Samuel Dickstein  (1)         57    Vice President, New Business Development
                                    and Technology

Gary D. Wrench  (1)           64    Director

Dr. Ralph M. Richart  (1)     63    Director

Dr. Lawrence A. Wan  (2)      59    Director

----------------

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

Mr. Crocker, a founder of the Company, has served as Chairman of the Board of Directors of the Company since October 1974, and served as President and Chief Executive Officer of the Company from October 1995 until his resignation immediately prior to the Distribution in September 1997. Mr. Crocker is currently Chairman of the Board, President and Chief Executive Officer of BEI Technologies, Inc. He served as President of Crocker Capital Corporation, a Small Business Investment Company, from 1970 to 1985. He also served as a general partner of Crocker Associates, a venture capital investment partnership, from 1970 to 1990. He currently serves as a director of BEI Technologies, Fiduciary Trust Company International, KeraVision, Inc. and Pope & Talbot, Inc. Mr. Crocker holds a B.S. from Stanford University and an M.B.A. from the University of California, Berkeley.

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

Mr. Dickstein has served as Vice President, New Business Development and Technology, of Medical since June 1997. He served as Vice President, Operations, from the acquisition of Meditron Devices, Inc. by Medical in 1992 until June 1997. Prior to the acquisition, Mr. Dickstein, a co-founder of Meditron Devices, Inc., served as its Vice-President. From 1970 to 1978 Mr. Dickstein served as Electro-Medical Engineering Manager for American Cystoscope Makers (Circon Corp.). Mr. Dickstein holds a BSEE from the City College of New York and has also completed graduate level studies in Electrical Engineering at both New York University and the New Jersey Institute of Technology.

Mr. Wrench has been a director of the Company since February 1986. Mr. Wrench has been Senior Vice President, Chief Financial Officer and a director of BEI Technologies, Inc. since its formation in June 1997. He served as Senior Vice President and Chief Financial Officer of the Company from July 1993 until his resignation immediately prior to the Distribution in September 1997. From April 1985 to July 1993, he served as Vice President of the Company and President and Chief Executive Officer of Motion Systems Company, Inc., then a wholly-owned subsidiary of the Company that is now a part of BEI Technologies. Previous experience includes twenty years with Hughes Aircraft Company including an assignment as President of Spectrolab, Inc., a Hughes subsidiary. Mr. Wrench holds a B.A. from Pomona College and a M.B.A. from the University of California, Los Angeles.

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

Dr. Wan served as Vice President and Chief Technical Officer of BEI Electronics, Inc. from July 1990 to September 1997, and is currently Vice President and Chief Technical Officer of BEI Technologies, Inc., and President of SiTek, Inc., a BEI Technologies' subsidiary. From 1984 until 1990, he served as Vice President, Engineering, of Systron Corporation, and also held various other technical and general management positions with that company between 1979 and 1984. From 1968 through 1979, he was founder and Chief Executive Officer of Sycom, Inc., a commercial electronics company. Prior to that, he worked for Hughes Aircraft Company where he headed the Radar Systems Donner Section of the Hughes Ground Systems Group. In 1962, Dr. Wan and two other professors established an Engineering School at the University of California, Santa Barbara, where he also taught Engineering. Dr. Wan holds B.S., M.S. and Ph.D. degrees in Engineering and Applied Sciences from Yale University.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 27, 1997, the Company's officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements with the exception of a former director, Mr. Peter G. Paraskos, who failed to timely file a Form 4 report disclosing one transaction and an initial report of ownership for Dr. Robert Mehrabian, a former director of the Company, which was filed late.


ITEM 11.  Executive Compensation.

Compensation of Directors

     During fiscal 1997, each non-employee director of the Company received a monthly fee of $1,000, with the exception of former director George Brown who served as a consultant to the Company until the Distribution. Each non-employee director of the Company received a fee of $500 for each Board meeting attended and for each committee meeting attended by committee members and a fee of $250 for each telephone conference Board meeting in which such director participated. In the fiscal year ended September 27, 1997, the total compensation paid to non-employee directors for services as directors was $55,000. The members of the Board are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

     Former director Mr. Brown provided consulting services to the Company pursuant to an agreement under which he was paid a retainer of $3,000 per month and a fee of $750 per day of service. His agreement expired June 30, 1997. In the fiscal year ended September 27, 1997, the Company paid Mr. Brown $33,750 under the agreement. Pursuant to his agreement the payments included $6,606 in life and health insurance premiums paid by the Company in fiscal year 1997 on behalf of Mr. Brown.

     Dr. Richart, currently a director of the Company, provided consulting services to the Company pursuant to an agreement under which he was paid a fee of $1,000 per day of service. In the fiscal year ended September 27, 1997, the Company paid Dr. Richart $30,750 under the agreement.


Compensation of Executive Officers

                             Summary of Compensation

     The following table shows, for the fiscal years ended September 27, 1997, September 28, 1996 and September 30, 1995, compensation awarded or paid to or earned by the Company's Chief Executive Officer and its four other most highly compensated executive officers for fiscal 1997 the ("Named Executive Officers") and the compensation earned in fiscal 1997 by the three individuals who became executive officers at the beginning of fiscal 1998 as a result of the Distribution. Messrs. Wrench, Madni, Wan and Corr resigned as officers and employees of the Company immediately prior to the Distribution. Mr. Crocker resigned as President and Chief Executive Officer immediately prior to the Distribution, but continues to serve as Chairman of the Board of Directors of the Company. Messrs. Crocker, Wrench, Madni, Wan and Corr now work with BEI Technologies in the same principal positions identified below.

Summary Compensation Table

                                                                                      Long Term
                                                                                    Compensation
                                                        Annual Compensation(1)          Awards
                                                                                   Restricted Stock      All Other
                Name and                                Salary(2)       Bonus        Awards (3)(4)    Compensation(5)
           Principal Position               Year           ($)           ($)              ($)              ($)
           ------------------               ----           ---           ---              ---              ---
Mr. Charles Crocker                         1997          341,400        50,000              0            4,707
    Chairman of the Board and               1996          260,775        35,000              0            3,252
    Former President and Chief              1995          195,150             0              0            3,240
    Executive Officer

Mr. Gary D. Wrench                          1997          282,000        80,000         63,750            5,102
    Former Senior Vice President and        1996          264,000        35,000         48,750            4,370
    Chief Financial Officer                 1995          264,000             0              0            4,223

Dr. Asad M. Madni                           1997          290,239        65,000        315,000            5,823
    President, Sensors & Systems            1996          239,312        95,000         65,000            5,488

Dr. Lawrence A. Wan                         1997          217,043        33,000         53,125            8,463
    Former Vice President,                  1996          190,922        45,000         26,000            7,792
    Corporate Technology                    1995          182,100        45,000         15,000            6,920

Mr. Robert R. Corr                          1997          159,600        45,000         31,875            4,400
    Former Secretary, Treasurer             1996          149,600        16,000         13,000            3,681
    and Controller                          1995          139,600        12,000          7,875            3,635

Mr. Richard W. Turner                       1997          229,290             0              0            7,193
    Current President and
    Chief Executive Officer

Mr. Thomas W. Fry                           1997          149,133        13,500              0            6,912
    Current Vice President,
    Finance and Administration,
    Treasurer and Secretary

Mr. Samuel Dickstein                        1997          128,800         7,500              0            6,142
    Current Vice President ,
    Business Development

----------

(1) As permitted by rules promulgated by the Commission, no amounts are shown for "Other Annual Compensation" because no person listed received "perquisites" in an amount exceeding the lesser of 10 % of bonus plus salary or $50,000.

(2) Includes annual cash payments designated as automobile allowances, which did not exceed $11,400 for any individual in any year; also includes amounts earned but deferred at the election of the person listed pursuant to the Company's Retirement Savings Plan and $36,027 of accrued vacation pay deferred by Dr. Madni.

(3) Represents the dollar value of shares awarded, calculated by multiplying the market value based on the closing sales price on the date of grant by the number of shares awarded. At September 27, 1997, the aggregate holdings and value of restricted stock of the Named Executive Officers (based on the number of shares held at fiscal year-end multiplied by the closing sales price of the Company's Common Stock as reported on the Nasdaq National Market on October 8,

     1997, the date on which post-Distribution regular way trading of the Company's Common Stock began) was as follows: Mr. Wrench, 24,419 shares, valued at $320,499; Dr. Madni, 60,267 shares, valued at $791,004; Dr. Wan, 19,250 shares, valued at $252,656; Mr. Corr, 12,700 shares, valued at $166,688. The restrictions on awards of restricted stock lapse with respect to 15% of the total number of shares per year on the first, second, third, fourth and fifth anniversaries of the date of grant and with respect to the remaining shares subject to such award on the sixth anniversary of the date of grant. Dividends are paid on shares of restricted stock when, as and if the Board declares dividends on the Common Stock of the Company.

(4) During the past three fiscal years, the Company did not grant any stock options or issue any stock appreciation rights to any of the persons listed.

(5)  Includes $3,253,  $3,648, $3,675, $3,884, $3,549, $3,721, $2,482 and $2,519
     paid in fiscal 1997 to Messrs. Crocker, Wrench, Madni, Wan, Corr, Turner, Fry and Dickstein respectively; $2,098, $3,000, $2,999, $3,164 and $2,988 paid in fiscal 1996 to Messrs. Crocker, Wrench, Madni, Wan and Corr, and $2,150, $2,655, $2,796 and $2,854 paid in fiscal 1995 to Messrs. Crocker,
     Wrench, Wan and Corr, respectively, as a normal contribution pursuant to the Company's Retirement Savings Plan. The remaining sum for each of the persons listed is attributable to premiums paid by the Company for group term life insurance and personal commuting expense paid by the Company.

                        Stock Option Grants and Exercises

     The Company grants options to its executive officers and key employees under the Amended Plan. In connection with the Distribution, unexercised options issued under the Amended Plan and outstanding at the date of the Distribution were converted into options to purchase BEI Technologies Common Stock. Thus, immediately after the Distribution was effective, the Company had no options outstanding. However, on November 4, 1997, with the completion of the merger into the Company of BEI Medical Systems Company, Inc., a subsidiary of the Company at the time, and the substitution of options to purchase Common Stock of the Company for options to purchase Common Stock of BEI Medical Systems Company, Inc. outstanding at that time, options were once again outstanding. As of January 8, 1998, options to purchase a total of 704,228 shares had been granted and were outstanding under the Amended Plan and options to purchase 88,687 shares remained available for grant thereunder. During the fiscal year ended September 27, 1997, there were no stock options granted to the Named Executive Officers. No Named Executive Officer held stock options to purchase the Company's stock at the end of fiscal 1997. The Company has not issued any stock appreciation rights. The following table shows, for fiscal 1997, certain information regarding options exercised.

     Aggregated  Option  Exercises  in  Last  Fiscal  Year,  and  FY-End  Option
Values(1)


                            Shares
                     Acquired on Exercise         Value
       Name                 (#)(2)             Realized ($)
       ----                 ------             ------------
Mr. Crocker.....              0                     0
Mr. Wrench......            33,600               253,900
Dr. Madni.......              0                     0
Dr. Wan.........            20,000               212,400
Mr. Corr........            10,000                71,250

(1) No options to purchase the Company's Common Stock were granted in fiscal 1997 or outstanding at the end of fiscal 1997.

(2) The number of shares of the Company's Common Stock received upon exercise of underlying options.

                         Management Incentive Bonus Plan

     In fiscal 1997 the Company had a Management Incentive Bonus Plan under which members of management were eligible to receive cash bonuses based on the achievement of specific operating results established at the beginning of the fiscal year. BEI Technologies assumed responsibility for the payment of bonuses to the named Executives Officers who resigned their positions with the Company immediately prior to the Distribution.

     For fiscal 1998 the Company's Board adopted a revised Management Incentive Bonus Plan (MIB Plan) for management of the Company. On the basis of goals related to achievement of certain business development, product development, operational improvements and financial results, the Compensation Committee will recommend a bonus fund to consist of a combination of cash and stock awards for individual members of management subject to final approval by the Board. At its November 1997 meeting the Compensation Committee and the Board approved additional goals for the Chairman, the President and the Chief Financial Officer that relate to building the financial strength of the Company.

                              Employment Agreements

     The employment agreement between the Company and Mr. Turner, President, Chief Executive Officer and a director of the Company, provide that if Mr. Turner is terminated by the Company or terminates his employment with the Company for good reasons, as defined in the employment agreement, he will receive from the Company his full-time then current compensation for 12 months after such termination.

     The employment agreement between the Company and Mr. Fry, Vice President, Finance and Administration, Secretary and Treasurer of the Company, provide that if Mr. Fry is terminated by the Company or terminates his employment with the Company for good reasons, as defined in the employment agreement, he will receive from the Company his full-time then current compensation for 12 months after such termination.

           Compensation Committee Interlocks and Insider Participation

     As noted above, during fiscal 1997, the Compensation Committee consisted of Messrs. Brown, Brooks and Giroir. Mr. Brown retired in July 1990 as President of the Company and continued to serve as a consultant to the Company until June 30,1997. Mr. Giroir served as Corporate Secretary of the Company until February 1995 for which he received no compensation in addition to that received as director's fees.

         Report of the Compensation Committee of the Board of Directors
                          on Executive Compensation(1)

     The Compensation Committee (the "Committee") is composed of two non-employee directors. The current members of the Committee are Mr. Wrench and Dr. Wan. The members of the Committee until their resignation in September 1997 as a result of the Distribution were Messrs. Brown, Brooks and Giroir. The Committee is responsible for, among other things, setting the compensation of executive officers, including any stock-based awards to such individuals under the Amended Plan and 1992 Restricted Stock Plan (collectively, the "Plans").

Executive Compensation Principles

     The Committee seeks to compensate executive officers in a manner designed to achieve the primary goal of the Company's stockholders: increased stockholder value. In furtherance of this goal, the Committee determines a compensation package that takes into account both competitive and performance factors. Annual compensation of Company executives is comprised of salary and bonus, an approach consistent with the compensation programs of most electronics companies, which is what the Company primarily was at that time. A substantial portion of the cash compensation of each executive officer is contingent upon the Company's performance. Bonuses, therefore, may be substantial, may vary significantly for an individual from year to year, and may vary significantly among the executive officers. In the past, another significant component of


----------
(1) This Section is not "soliciting material", is not deemed "filed" with the Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

compensation of executive officers is restricted stock grants which vest at approximately 15% per annum over a six year period. In the past, incentive stock options also were a significant part of the compensation of some of the executive officers.

Base Salary

     The Committee determined salaries for fiscal 1997 in December 1996 for all executive officers. In adjusting the base salary of the executive officers, the Compensation Committee examines both competitive and qualitative factors relating to corporate and individual performance. In connection with its examination of competitive factors, because the Company was then primarily an electronics company, the Committee reviewed an independent survey of base salaries paid by other electronics companies of comparable size. In many instances, assessment of qualitative factors necessarily involves a subjective assessment by the Committee. In determining salary adjustments for executive officers for fiscal 1997, the Committee relied primarily on the evaluation and recommendation of Mr. Crocker of each officer's responsibilities for fiscal 1997 and performance during fiscal 1996.

     At its meeting in December 1996 the Committee approved base compensation increases effective at the beginning of fiscal 1997 for the Named Executive Officers other than Mr. Crocker as follows: Mr. Corr by 6.9%, Dr. Madni by 8.7%, Dr. Wan by 4.0%, Mr. Wrench by 7.1%. In a Compensation Committee meeting in March 1997, Dr. Wan's salary was further increased by 18.0% effective April 1997. Additional base compensation increases were approved as follows: Mr. Turner by 18.6% effective October 1996 and Mr. Fry by 3.4% and Mr. Dickstein by 9.9% effective February 1997.

Management Incentive Bonus

     In fiscal 1997, the Company had a Management Incentive Bonus Plan under which members of management were eligible to receive cash bonuses based on the achievement of specific operating results established at the beginning of the fiscal year. BEI Technologies assumed responsibility for the payment of bonuses following the Distribution at the end of fiscal 1997 and no payments were made to the "Named Executive Officers" by the Company. In November 1997 the Company's Board awarded bonus payments to Mr. Fry of $13,500 and to Mr. Dickstein of $7,500 for fiscal 1997.

Chief Executive Officer Compensation

     In general, the factors utilized in determining Mr. Crocker's compensation were similar to those applied to other executives officers in the manner described in the preceding paragraphs: however, a significant percentage of his potential earnings was subject to consistent, positive, long-term performance of the Company.

     In December 1996, Mr. Crocker's base compensation for fiscal 1997 was increased by 4.7%. At the same time, the Company's Board of Directors approved a separate incentive bonus plan for Mr. Crocker for fiscal 1997. Achievement of all goals enumerated under the plan gave Mr. Crocker the opportunity to earn an incentive bonus equal to his fiscal 1997 base pay. On September 27, 1997, as a result of and immediately prior to the Distribution, Mr. Crocker resigned as President and Chief Executive Officer of the Company. BEI Technologies assumed responsibility for the payment after the end of fiscal 1997 of Mr. Crocker's incentive bonus, as a result of the Distribution. Mr. Crocker continues to serve as Chairman of the Board of Directors of the Company at an annual compensation of $50,000 per year.

Long-Term Incentives

     The Company uses the Plans to further align the interests of stockholders and management by creating common incentives related to the possession by management of a substantial economic interest in the long-term appreciation of the Company's stock. In determining the size of a restricted stock award or incentive stock option to be granted to an executive officer, the Committee takes into account the officer's position, level of responsibility within the Company, the officer's existing equity holdings, the potential reward to the officer if the stock appreciates in the public market, the incentives to retain the officer's services to the Company, the competitiveness of the officer's overall compensation arrangements and the performance of the officer. Based on a review of this mix of factors, during fiscal 1997 the Board made no grants of incentive stock options or restricted stock to any "Named Executive Officers" but in November 1997, the Committee awarded incentive stock options to Mr. Turner (15,000 shares), Mr. Fry (8,750 shares) and Mr. Dickstein (7,265 shares).

     Section 162(m) of the Code limits the Company to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain Named Executive Officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code. The Committee has determined that stock options granted under the Amended Plan with an exercise price at least equal to the fair market value of the Company's Common Stock on the date of grant shall be rated as "performance-based compensation".

George S. Brown                 Richard M. Brooks          C. Joseph Giroir, Jr.

                      Performance Measurement Comparison(1)

     The following graph shows the value of an investment of $100 on October 2, 1992 in cash of (i) the Company's Common Stock, (ii) the Center for Research in Securities Prices ("CRSP") Total Return Index for the Nasdaq Stock Market (U.S. Companies) and (iii) the CRSP Total Return Industry Index for Nasdaq Non-Financial Companies. All values assume reinvestment of the full amount of all dividends and are calculated as of the last trading day of the applicable fiscal year of the Company(2):


                Comparison of Five Year-Cumulative Total Returns
                             Performance Garph for
                                BEI Electronics



 [THE FOLLOWING TABLE WAS REPRESENTED BY A LINE CHART IN THE PRINTED MATERIAL.]

Prepared by the Center for Research in Security Prices
Produced on 01/22/98 including data to 09/26/97

                                                               Legend

CRSP Total Returns Index for:                   10/02/92        10/01/93       09/30/94       09/29/95       09/27/96      09/26/97
----------------------------                    --------        --------       --------       --------       --------      --------
BEI Electronics, Inc.                             100.0          113.1          69.5            102.1           156.3        202.1
Nasdaq Stock Market (US Companies)                100.0          133.6         134.8            186.1           221.6        302.6
Nasdaq Non-Financial Stocks                       100.0          133.6         132.8            185.1           216.8        289.6
SIC 0100-5999, 7000-9999 US & Foreign

                                                               (c)Copyright 1998

----------
(1) This Section is not "soliciting material", is not deemed "filed" with the Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
(2)  Fiscal year ending on the Saturday nearest September 30.

ITEM 12.  Security Ownership Of Certain Beneficial Owners And Management.

     The following table sets forth certain information regarding the ownership of the Company's Common Stock as of January 8, 1998 by: (i) each director; (ii) each executive officer; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                                                       Beneficial Ownership(l)

                                                              Number of                 Percent of
         Beneficial Owner                                      Shares                    Total(2)
Mr. Charles Crocker(3)                                        1,557,904                    20.6%
         One Post Street
         Suite 2500
         San Francisco, CA
Brinson Partners, Inc.(4)                                       611,400                     8.1%
         209 S. LaSalle Street
         Chicago, IL
So Gen International Fund, Inc.(5)                              420,000                     5.6%
         1221 Avenue of the Americas
         8th Floor
         New York, NY 10020
Dimensional Fund Advisors, Inc.(6)                              489,400                     6.5%
         1299 Ocean Avenue
         Penthouse
         Santa Monica, CA
Hollybank Investment, LP (7)                                    545,000                     7.2%
         One Financial Center, Suite 1600
         Boston, MA
Mr. Samuel Dickstein(8)                                          51,644                     *
Mr. Thomas W. Fry(8)                                             49,645                     *
Dr. Ralph M. Richart(8)                                          55,161                     *
Mr. Richard W. Turner(8)                                        313,730                     4.0%
Dr. Lawrence A. Wan(8)                                           19,250                     *
Mr. Gary D. Wrench(8)(9)                                         82,705                     1.1%
All executive officers and directors
         as a group (7 persons)(10)                           2,130,039                    26.7%

*    Less than one percent.

(1) This table is based upon information supplied by officers, directors and principal stockholders of the Company and upon any Schedules 13D or 13G filed with the Securities and Exchange Commission (the "Commission"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2) Applicable percentages are based on 7,556,534 shares outstanding on January 8, 1998, adjusted as required by rules promulgated by the Commission.

(3) Includes 400,000 shares held by Mr. Crocker as trustee for his adult children, as to which Mr. Crocker disclaims beneficial ownership. Also includes 54,936 shares held in a trust of which, Mr. Crocker is beneficiary and sole trustee. Mr. Crocker, acting alone, has the power to vote and dispose of the shares in each of these trusts.

(4) Represents shares held by Brinson Partners, Inc. ("Partners") which has the sole power to vote and dispose of the shares held by it and shares held by Brinson Trust Company ("Trust") which has the sole power to vote and dispose of the shares held by it. Trust is a wholly-owned subsidiary of Partners which is a wholly-owned subsidiary of Brinson Holdings, Inc. ("Holdings"). Holdings may be deemed to share the power to vote and dispose of all shares held by

     Partners and Trust, and Partners may be deemed to share the power to vote and dispose of all shares held by itself or Trust. Therefore, both Holdings and Partners each may be deemed a beneficial owner of all the shares held by Partners and Trust.

(5) So Gen International Fund, Inc. shares with Societe Generale Asset Management Corp. the power to vote and dispose of all shares held by it.

(6) Represents shares held by Dimensional Fund Advisors, Inc., DFA Investment Dimensions Group Inc. and The DFA Investment Trust Company. Officers of Dimensional Fund Advisors, Inc. have sole power to vote and dispose of shares beneficially owned by it, including shares held by DFA Investment Dimensions Group Inc. and The DFA Investment Trust Company.

(7) Represents shares held by Hollybank Investments, LP ("Hollybank") which has the sole power to vote and dispose of the shares held by it and includes 40,000 shares held by Dorsey R. Gardner, general partner of Hollybank, who has the sole power to vote and dispose of his shares. Mr. Gardner, as general partner of Hollybank, may be deemed to beneficially own shares held by Hollybank. Except to the extent of his interest as a limited partner in Hollybank, Mr. Gardner disclaims such beneficial ownership.

(8) Includes shares which certain officers and directors have the right to acquire within 60 days after the date of this table pursuant to outstanding options as follows: Mr. Dickstein, 35,854 shares; Mr. Fry, 8,274 shares; Dr. Richart, 55,161 shares; Mr. Turner, 313,730 shares; Mr. Wrench, 20,686 shares; and all executive officers and directors as a group, 433,705 shares. Also includes shares which certain officers and directors have the right to vote pursuant to unvested portions of restricted stock awards as follows: Dr. Wan, 18,014 shares; Mr. Wrench, 13,080 shares; and all executive officers and directors as a group, 31,094 shares.

(9) Includes 45,276 shares held in a revocable trust of which Mr. Wrench and his wife, Jacqueline Wrench, are beneficiaries and sole trustees. Mr. and Mrs. Wrench, acting alone, each has the power to vote and dispose of such shares. Also includes 16,743 shares which Mr. Wrench, acting alone, has power to vote and dispose of.

(10) Includes the shares described in the Notes above.


ITEM 13.  Certain Relationships and Related Transactions.

     The Company's By-Laws provide that the Company will indemnify its directors and executive officers and may indemnify its other officers, employees and other agents to the extent not prohibited by Delaware law. Under the Company's By-Laws, indemnified parties are entitled to indemnification for negligence, gross negligence and otherwise to the fullest extent permitted by law. The By-Laws also require the Company to advance litigation expenses in the case of stockholder derivative actions or other actions, against an undertaking by the indemnified party to repay such advances if it is ultimately determined that the indemnified party is not entitled to indemnification.

     Dr. Richart, a director of the Company, holds 50% of the equity in GynHiTech Brasil Ltda ("GynHi"). In August, 1997, the Company and GynHi entered a three-year exclusive distribution agreement allowing GynHi to market and sell the Company's products in Brazil. Pursuant to this agreement GynHi purchased $35,404 worth of products from the Company at wholesale prices in fiscal year 1997, and $125,876 in the first quarter of fiscal 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BEI Medical Systems Company, Inc.



                                      By:      /s/ Thomas W. Fry
                                          -------------------------------------
                                          Thomas W. Fry
                                          Vice President of Finance and
                                          Administration, Secretary & Treasurer

                                          February ___, 1998

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title
---------                         -----

         *                        Chairman of the Board of Directors
--------------------------
(Charles Crocker)

/s/ Thomas W. Fry                 Vice President of Finance and Administration,
--------------------------        Secretary and Treasurer (Principal Financial
(Thomas W. Fry)                   and Accounting Officer)

         *                        Director
--------------------------
(Ralph M. Richart)

/s/ Richard W. Turner             President, Chief Executive Officer & Director
--------------------------        (Principal Executive Officer)
(Richard W. Turner)

         *                        Director
--------------------------
(Lawrence A. Wan)

/s/ Gary D. Wrench                Director
--------------------------
(Gary D. Wrench)


         * By: /s/ Gary D. Wench
              -------------------------------
              Gary D. Wrench
              ATTORNEY-IN-FACT