Form 10-Q
period 1998-03-28
BEI MEDICAL SYSTEMS CO INC /DE/
filed 1998-05-12
CIK 851478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 28, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.


                         Commission file number 0-17885
                        BEI MEDICAL SYSTEMS COMPANY, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                   71-0455756
------------------------------------        ------------------------------------
      (State of incorporation)              (I.R.S. Employer Identification No.)


                               100 Hollister Road
                           Teterboro, New Jersey 07608
                           ---------------------------
                    (Address of principal executive offices)
            (Formerly 83 Hobart Street, Hackensack, New Jersey 07601)

                                 (201) 727-4900
                                 --------------
                         (Registrant's telephone number)


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

      Common Stock: $.001 Par Value, 7,728,296 shares as of April 30, 1998

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

INDEX


PART 1.        FINANCIAL INFORMATION   (Unaudited)                          PAGE
               ---------------------                                        ----

Item 1.        Financial Statements

                 Condensed Consolidated Balance Sheets--March 28,
                 1998 and September 27, 1997                                  3

                 Condensed Consolidated Statements of Operations-Three
                 Month and Six Month Periods ended March 28, 1998 and
                 March 29, 1997                                               4

                 Condensed Consolidated Statements of Cash Flows-
                 Six Month Periods ended March 28, 1998

                 Notes to Condensed Consolidated Financial Statements--
                 March 28, 1998                                               6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            9

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                             12

Item 4.        Submission of Matters to Vote of Security Holders             12

Item 5.        Other Information                                             13

Item 6.        Exhibits and Reports on Form 8-K                              13

                     (a)      Exhibits

                              10.28   Building Lease
                              27.1    Financial Data Schedule

                     (b)      Reports on Form 8-K

               SIGNATURES                                                    14

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               March 28,               September 27,
                                                                                                 1998                       1997
                                                                                              (Unaudited)           (See note below)
                                                                                                       (dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                                       $ 6,795                    $ 9,271
Trade receivables, net                                                                            2,376                      1,958
Inventories, net -- Note 2                                                                        2,958                      2,939
Other current assets                                                                              1,239                        296
                                                                                                -------                    -------
      Total current assets                                                                       13,368                     14,464

Property, plant and equipment, net                                                                  732                        811
Tradenames, patents and other                                                                     3,265                      3,708
Goodwill                                                                                          3,476                      3,595
Other assets, net                                                                                   137                          6
                                                                                                -------                    -------
                                                                                                $20,978                    $22,584
                                                                                                =======                    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                                                                          $   916                    $   346
Accrued expenses and other liabilities                                                            3,140                      2,843
Current portion of long-term debt                                                                    87                        190
                                                                                                -------                    -------
      Total current liabilities                                                                   4,143                      3,379

Long-term debt, less current portion                                                               --                           22
Minority interest                                                                                  --                        1,523
Stockholders' equity                                                                             16,835                     17,660
                                                                                                -------                    -------
                                                                                                $20,978                    $22,584
                                                                                                =======                    =======

See notes to condensed consolidated financial statements.

                                                                                                                        Page 3 of 14



Note: The balance sheet at September 27, 1997 has been derived from the audited consolidated balance sheet at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                             Quarter Ended       Six Months Ended
                                                                                           ------------------    ------------------
                                                                                         March 28,   March 29,  March 28,  March 29,
                                                                                            1998       1997       1998       1997
                                                                                           -------    -------    -------    -------
                                                                                     (dollars in thousands except per share amounts)
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                  $ 2,535    $ 2,550    $ 4,953    $ 5,134
Cost of sales                                                                                1,394      1,460      2,889      2,892
                                                                                           -------    -------    -------    -------
                                                                                             1,141      1,090      2,064      2,242

Selling, general and administrative expenses                                                 2,232      1,887      4,496      3,796
Research, development and related expenses                                                     516        468        994        901
                                                                                           -------    -------    -------    -------

Loss from operations                                                                        (1,607)    (1,265)    (3,426)    (2,455)

Interest expense                                                                                (8)       (20)       (19)       (40)
Other income                                                                                    98         23        218        112
                                                                                           -------    -------    -------    -------

Loss from continuing operations
    before income taxes                                                                     (1,517)    (1,262)    (3,227)    (2,383)
Provision (benefit) for income taxes                                                          (366)      (429)      (880)      (805)
                                                                                           -------    -------    -------    -------

Loss from continuing operations                                                             (1,151)      (833)    (2,347)    (1,578)
Income from discontinued operations,
    net of income taxes                                                                       --        1,452       --        1,487
                                                                                           -------    -------    -------    -------
Net income (loss)                                                                          $(1,151)   $   619    $(2,347)   $   (91)
                                                                                           =======    =======    =======    =======


                                             Earnings (loss) per Common Share -- Note 4

       Basic and Diluted Earnings (loss) per Common Share
Income (loss) from continuing operations                                                   $ (0.16)   $ (0.12)   $ (0.32)   $ (0.23)
Income from discontinued operations, net of
    income taxes                                                                              0.00       0.21       0.00       0.22
                                                                                           -------    -------    -------    -------
Net income per common share                                                                $ (0.16)   $  0.09    $ (0.32)   $ (0.01)
                                                                                           =======    =======    =======    =======

Dividends per common share                                                                 $  0.00    $  0.02    $  0.00    $  0.04
                                                                                           =======    =======    =======    =======

See notes to condensed consolidated financial statements.

                                                                                                                        Page 4 of 14

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                        Six Months Ended
                                                                                                   --------------------------------
                                                                                                   March 28,               March 29,
                                                                                                     1998                    1997
                                                                                                         (dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used by operating activities                                                              $ (2,122)               $ (3,934)

Cash flows from investing activities:
         Purchases of property, plant and equipment                                                     (73)                   (118)
         Increase in other assets                                                                      (153)                   (135)
                                                                                                   --------                --------

                 Net cash used in investing activities                                                 (226)                   (253)

Cash flows from financing activities:
         Payments on long-term debt                                                                    (128)                 (6,223)
         Proceeds from issuance of common stock                                                        --                       316
         Purchase of treasury stock                                                                    --                      (748)
         Payment of cash dividends                                                                     --                      (140)
                                                                                                   --------                --------

                 Net cash used in financing activities                                                 (128)                 (6,795)
                                                                                                   --------                --------

Net decrease in cash and cash equivalents                                                            (2,476)                (10,982)

Cash and cash equivalents at beginning of period                                                      9,271                  17,329
                                                                                                   --------                --------

Cash and cash equivalents at end of period                                                         $  6,795                $  6,347
                                                                                                   ========                ========

See notes to condensed consolidated financial statements.

                                                                                                                        Page 5 of 14

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 28, 1998

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

On September 27, 1997, BEI Electronics, Inc. ("Electronics") distributed to holders of Electronics common stock one share of common stock of BEI Technologies, Inc. ("Technologies"), a newly formed subsidiary, for each share of Electronics common stock held (the "Distribution"). In connection with the Distribution, Electronics transferred to Technologies all of the assets, liabilities and operations of its BEI Sensors & Systems Company, Inc. ("Sensors") and Defense Systems Company, Inc. ("Defense") business segments. See
Note 3 -- Discontinued Operations for a description of the Distribution. On November 4, 1997, Electronics merged its subsidiary, BEI Medical Systems
Company, Inc. ("Medical") into Electronics (the "Merger"). After the Merger, Electronics changed its name to BEI Medical Systems Company, Inc. (the "Company").

NOTE 2--INVENTORIES

                                                   March 28,       September 27,
                                                     1998               1997
                                                     (dollars in thousands)
--------------------------------------------------------------------------------

Finished products                                   $1,832            $1,843
Work in process                                        159               230
Materials                                              967               866
                                                    ------            ------
Net inventories                                     $2,958            $2,939
                                                    ======            ======

NOTE 3 -- DISCONTINUED OPERATIONS

Technologies was incorporated on June 30, 1997 in the State of Delaware, as a wholly owned subsidiary of Electronics. On September 27, 1997, Electronics distributed to its shareholders one share of common stock of Technologies for each share of Electronics common stock held on September 24, 1997. In connection with the Distribution, Electronics transferred to Technologies all of the assets, liabilities and operations of its Sensors and Defense business segments. Accordingly, the financial position and results of operations of Sensors and Defense are shown as discontinued operations for all periods presented.

NOTE 4--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                                                               Quarter Ended                   Six Months Ended
                                                                        -----------------------------------------------------------
                                                                        March 28,        March 29,        March 28,        March 29,
                                                                          1998              1997            1998             1997
                                                                        ---------         -------         ---------         -------
                                                                              (dollars in thousands except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                       Numerator
Loss from continuing operations                                         $  (1,151)        $  (833)        $ (2,347)        $(1,578)
Income from discontinued operations,
    net of income taxes                                                      --             1,452              --            1,487
                                                                        ---------         -------         --------          ------
Net income (loss) available to common
stockholders                                                            $  (1,151)        $   619         $ (2,347)        $   (91)
                                                                        =========         =======         ========          ======

                      Denominator
Denominator for basic  earnings  per share --
   weighted  average  shares, net of nonvested
   shares (FY 1998--170 shares; FY 1997--206
   shares)                                                                  7,387           6,844            7,300           6,842

      Basic and diluted earnings (loss) per share
From continuing operations, net of income
   taxes                                                                $   (0.16)        $ (0.12)        $  (0.32)        $ (0.23)
From discontinued operations, net of income
   taxes                                                                     0.00            0.21             0.00            0.22
                                                                        ---------         -------         --------          ------
Net Income (loss)                                                       $   (0.16)        $  0.09         $  (0.32)        $ (0.01)
                                                                        =========         =======         ========          ======


Due to the loss from continuing operations, earnings per share is based on weighted average common shares only, as any assumption of the conversion of equivalent shares would be antidilutive. Options on 824,228 shares of common stock were not included in the computation of diluted earnings per share because of their antidilutive effect.

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

CooperSurgical's original damage claims were for $11 million. In June 1996, more than one year after expert discovery closed in May 1995, CooperSurgical's counsel sent to Medical's counsel a letter purporting to supplement CooperSurgical's previous responses to interrogatories. The June 1996 letter indicated that CooperSurgical's damages for one particular aspect of the claim were between $24 and $50 million with respect to a claim for which CooperSurgical's experts had previously estimated damages of $3.4 million. The Company has vigorously opposed any CooperSurgical attempt whatsoever to introduce at trial any evidence of a damage claim based upon its June 1996 purported supplement.

Management has vigorously defended its rights in this action and believes that the CooperSurgical claims are exaggerated. In 1995, expert witnesses for the Company prepared a formal response to the damage computations CooperSurgical previously submitted. The Company's experts stated that if CooperSurgical were entitled to damages, those damages would total less than $100,000, and would be more than offset by Medical Systems' counterclaims against CooperSurgical, if Medical Systems were successful in its counterclaims.

The trial started in October 1997 in the Superior Court of New Jersey for Bergen County, Chancery Division, was adjourned in January 1998 and is scheduled to resume again on May 26, 1998. The parties are currently engaged in settlement discussions, but the outcome of those discussions is uncertain at this time.

While the outcome of this matter cannot be determined at this time, management believes, taking known factors into account, that this matter will not result in a material adverse impact on the financial position of the Company. However, any settlement of this case on a basis that results in an unfavorable outcome for the Company could have a material adverse effect on the results of operations of any quarterly or annual reporting period.

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

                                                             Quarter Ended                   Six Months Ended
                                                     ------------------------------   ---------------------------
                                                         March 28,       March 29       March 28,       March 29,
                                                           1998           1997            1998            1997
-----------------------------------------------------------------------------------   ----------      ----------
Net sales                                                   100.0%          100.0%         100.0%          100.0%
Cost of sales                                                55.0            57.3           58.3            56.3
                                                       ----------      ----------     ----------      ----------
Gross profit                                                 45.0            42.7           41.7            43.7
Operating expenses
   Selling, general and administrative expenses              88.0            74.0           90.8            73.9
   Research, development and related expenses                20.4            18.4           20.1            17.5
                                                       ----------      ----------     ----------      ----------
Loss from operations                                        (63.4)          (49.7)         (69.2)          (47.7)
Interest expense                                             (0.3)           (0.8)          (0.4)           (0.8)
Other income                                                  3.9             0.9            4.4             2.2
                                                       ----------      ----------     ----------      ----------
Loss from continuing operations before income
    taxes                                                   (59.8)          (49.6)         (65.2)          (46.3)
Provision (benefit) for income taxes                        (14.4)          (16.9)         (17.8)          (15.7)
                                                       ----------      ----------     ----------      ----------
Loss from continuing operations                             (45.4)          (32.7)         (47.4)          (30.6)
Income from discontinued operations                            --            57.0             --            28.8
                                                       ----------      ----------     ----------      ----------
Net income (loss)                                           (45.4)%          24.3%         (47.4)%          (1.8)%
                                                       ==========      ==========     ==========      ==========

Quarters ended March 28, 1998 and March 29, 1997

Net revenues for the second quarter of fiscal 1998 were $2,535,000, a decrease of $15,000 or 0.6% from the comparable period in fiscal 1997. The decline in revenues reflects the impact of lower OEM and, to a lesser extent, lower gastro-intestinal product sales because of reduced marketing efforts in these areas. Partially offsetting the above declines, sales of gynecological products increased by 8% due to the Company's transition in the first fiscal quarter of 1998 from a telemarketing sales force to a field sales force of independent sales representatives supported by telemarketing activities in order to strengthen its sales and distribution presence in the gynecological market. Stainless steel reusable instruments, disposable catheter products and endoscopy hardware systems were primarily responsible for the increased sales of gynecological products.

Cost of sales as a percentage of net sales in the second quarter of fiscal 1998 decreased to 55.0% from 57.3% in the comparable period of fiscal 1997. The decrease was due mainly to a favorable product mix with a higher portion of higher margin products sold during the second quarter of fiscal 1998 compared to the same period in fiscal 1997.

Selling, general and administrative expenses as a percentage of net sales increased in the second quarter of fiscal 1998 to 88.0% from 74.0% in the comparable period in fiscal 1997. This increase was mainly due to ongoing litigation (see Note 5 to the Condensed Consolidated Financial Statements) plus expenses associated with the change in corporate structure following the distribution of Technologies common stock to the Electronics stockholders on September 27, 1997; as well as to a lesser extent, additional costs incurred in the search for a new president (see Item 5. Other Information).

Research, development and related expenses as a percentage of net sales were 20.4% in the second quarter of fiscal 1998 compared to 18.4% for the same period of fiscal 1997. The increased spending reflects costs associated with the development and clinical trials of the new HydraThermAblator(R) ("HTA"(R) System for endometrial ablation) in both the United States and international markets. Spending related to the HTA is expected to continue to increase for the remainder of the calendar year.

Discontinued Operations: See Note 1 to the Condensed Consolidated Financial Statements.

Six Months ended March 28, 1998 and March 29, 1997

Net revenues for the six months ended March 28, 1998 were $4,953,000, a decrease of $181,000 or 4.0% from the comparable six-month period ended March 29, 1997. The decline in revenues reflects the impact of lower OEM and, to a lesser extent, lower gastro-intestinal product sales resulting from reduced marketing efforts in these areas due to the Company's transition in the first quarter from a telemarketing sales force to a field sales force of independent sales representatives supported by telemarketing activities. Increased sales of the Company's new HTA System in international markets partially offset the above declines, while sales of gynecological products were virtually unchanged from the prior period.

Cost of sales as a percentage of net sales in the six months ended March 28, 1998 increased to 58.3% from 56.3% for the comparable period ended March 29, 1997. The increase was due mainly to an unfavorable product mix with a higher portion of lower margin products sold during fiscal 1998 compared to the same period in fiscal 1997.

Selling, general and administrative expenses as a percentage of net sales were 90.8% for the six months ended March 28, 1998 as compared to 73.9% for the six months ended March 29, 1997. The increase was due to ongoing litigation (see
Note 5 to the Condensed Consolidated Financial Statements) plus expenses associated with the change in corporate structure following the distribution of Technologies common stock to the Electronics stockholders on September 27, 1997.

Research, development and related expenses as a percentage of net sales were 20.1% compared to 17.5% for the same period of fiscal 1997. The increased spending primarily reflects costs associated with the development and clinical trials of the HTA in both the United States and international markets.

Liquidity and Capital Resources

During the first six months of fiscal 1998, cash used by operations was $2.1 million, primarily resulting from the net loss of $2,347,000, an increase in refundable income taxes of $880,000 and an increase in accounts receivable of $418,000. Partially offsetting the above were increases in accounts payable and accrued liabilities of $867,000, and non-cash depreciation and amortization expenses of $736,000.

Cash used in investing activities during the first six months of fiscal 1998 of $226,000 consisted primarily of a payment of a security deposit of $137,000 on the new corporate offices in Teterboro, New Jersey and capital equipment expenditures of $73,000.

Cash flows used in financing activities consisted of $128,000 in scheduled payments made on long-term debt.

Based on the financial condition of the Company at March 28, 1998, management believes that the existing cash balances together with operating revenues and anticipated tax refunds will provide adequate funding to meet the Company's capital requirements for the near term. In the event additional capital is required, the Company may seek to raise the capital through public or private equity or debt financing. There can be no assurance that such capital will be available on favorable terms, if at all.

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

Item 1.           Legal Proceedings

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

                  CooperSurgical's original damage claims were for $11 million. In June 1996, more than one year after expert discovery closed in May 1995, CooperSurgical's counsel sent to Medical's counsel a letter purporting to supplement CooperSurgical's previous responses to interrogatories. The June 1996 letter indicated that CooperSurgical's damages for one particular aspect of the claim were between $24 and $50 million with respect to a claim for which CooperSurgical's experts had previously estimated damages of $3.4 million. The Company has vigorously opposed any CooperSurgical attempt whatsoever to introduce at trial any evidence of a damage claim based upon its June 1996 purported supplement.

                  Management has vigorously defended its rights in this action and believes that the CooperSurgical claims are exaggerated. In 1995, expert witnesses for the Company prepared a formal response to the damage computations CooperSurgical previously submitted. The Company's experts stated that if CooperSurgical were entitled to damages, those damages would total less than $100,000, and would be more than offset by Medical Systems' counterclaims against CooperSurgical, if Medical Systems were successful in its counterclaims.

                  The trial started in October 1997 in the Superior Court of New Jersey for Bergen County, Chancery Division, was adjourned in January 1998 and is scheduled to resume again on May 26, 1998. The parties are currently engaged in settlement discussions, but the outcome of those discussions is uncertain at this time.

                  While the outcome of this matter cannot be determined at this time, management believes, taking known factors into account, that this matter will not result in a material adverse impact on the financial position of the Company. However, any settlement of this case on a basis that results in an unfavorable outcome for the Company could have a material adverse effect on the results of operations of any quarterly or annual reporting period.

Item 4.           Submission of Matters to Vote of Security Holders

                  (a) The Annual Meeting of Stockholders of the Company (the "Meeting") was held on March 26, 1998. At the meeting Lawrence A. Wan was elected a director of the

                           Company  for  a  three-year   term  expiring  at  the
                           Company's 2001 Annual Meeting by a vote of 6,722,658 votes in favor and 310 votes withheld.

                           In addition, the following directors continued in office as directors of the Company following the
                           Meeting: Charles Crocker and Ralph M. Richart (until the Company's 1999 Annual Meeting); Richard W. Turner and Gary D. Wrench (until the Company's 2000 Annual Meeting).

                  (b) The other matters presented at the Meeting and the votes of the stockholders with respect thereto are as follows:

                                    (i)     The  Company's  Amended  1987  Stock
                                            Option  Plan was amended to increase
                                            the  aggregate  number  of shares of
                                            Common Stock authorized for issuance
                                            under  such plan by  250,000  shares
                                            from  1,350,000 to 1,600,000  shares
                                            and  was  approved  with   6,512,745
                                            votes  in  favor,  123,498  against,
                                            27,821 abstentions and 58,904 broker
                                            non-votes.

                                    (ii)    The  selection  of Ernst & Young LLP
                                            as the Company's  independent public
                                            accountants   for  the  fiscal  year
                                            ending  October 3, 1998 was ratified
                                            with 6,695,566 votes in favor, 4,491
                                            votes     against     and     22,911
                                            abstentions.

Item 5.           Other Information

                           Effective March 31, 1998, Richard W. Turner resigned as President and Chief Executive Officer and Herbert
                           H. Spoon was appointed as President and Chief Executive Officer. Mr. Turner will continue as a director of the Company.

                           For further information please see the Company's press release dated April 1, 1998.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           10.28    Building Lease
                           27.1     Financial Data Schedule

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company during the quarter ended March 28, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 1998.


                                              BEI Medical Systems Company, Inc.

                                              By: /s/ Thomas W. Fry
                                                  ------------------------------
                                                  Thomas W. Fry
                                                  Vice President of Finance
                                                  and Administration,
                                                  Secretary and Treasurer
                                                  (Principal Accounting Officer)