Form 10-Q
period 1998-06-27
BEI MEDICAL SYSTEMS CO INC /DE/
filed 1998-08-11
CIK 851478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 27, 1998 or

[n] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________.

                         Commission file number 0-17885
                        BEI MEDICAL SYSTEMS COMPANY, INC.
             (Exact name of Registrant as specified in its charter)


        Delaware                                         71-0455756
------------------------                    ------------------------------------
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

                                 Yes _X_  No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock: $.001 Par Value, 7,728,296 shares as of August 1, 1998

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

INDEX


PART 1.   FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----

Item 1.   Financial Statements

          Condensed  Consolidated  Balance  Sheets--June 27, 1998
          (unaudited) and September 27, 1997                                  3

          Condensed Consolidated Statements of Operations - Three
          Month and Nine Month  Periods  ended June 27,  1998 and
          June 28, 1997 (unaudited)                                           4

          Condensed Consolidated  Statements of Cash Flows - Nine
          Month  Periods  ended June 27, 1998 and June 28, 1997
          (unaudited)                                                         5

          Notes    to    Condensed     Consolidated     Financial
          Statements--June 27, 1998                                           6

Item 2.   Management's   Discussion  and  Analysis  of  Financial
          Condition and Results of Operations                                 9


PART II.  OTHER INFORMATION
          -----------------
Item 1.   Legal Proceedings                                                  13

Item 5.   Other Information                                                  13

Item 6.   Exhibits and Reports on Form 8-K                                   13

               (a)  Exhibits

                    27.1 Financial Data Schedule

               (b)  Reports on Form 8-K

          SIGNATURES                                                         14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 June 27,         September 27,
                                                   1998               1997
                                               -----------      ----------------
                                               (Unaudited)      (See note below)
                                                       (dollars in thousands)

ASSETS
Cash and cash equivalents                        $ 5,041            $ 9,271
Trade receivables, net                             1,751              1,958
Inventories -- Note 2                              3,295              2,939
Other current assets                               2,188                296
                                                 -------            -------
      Total current assets                        12,275             14,464
Property, plant and equipment, net                   828                811
Tradenames, patents and other, net                 2,673              3,708
Goodwill, net                                      3,415              3,595
Other assets                                         137                  6
                                                 -------            -------
                                                 $19,328            $22,584
                                                 =======            =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                           $ 1,441            $   346
Accrued expenses and other liabilities             1,927              2,843
Current portion of long-term debt                     54                190
                                                 -------            -------
      Total current liabilities                    3,422              3,379

Long-term debt, less current portion                  --                 22
Minority interest                                     --              1,523
Stockholders' equity                              15,906             17,660
                                                 -------            -------
                                                 $19,328            $22,584
                                                 =======            =======


See notes to condensed consolidated financial statements.


Note: The balance sheet at September 27, 1997 has been derived from the audited consolidated balance sheet at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                              Quarter Ended                   Nine Months Ended
                                                                         -------------------------         -------------------------
                                                                         June 27,         June 28,         June 27,         June 28,
                                                                           1998             1997             1998             1997
                                                                         --------         --------         -------          --------
                                                                               (dollars in thousands except per share amounts)
Revenues                                                                 $ 2,293          $ 2,472          $ 7,246          $ 7,606
Cost of sales                                                              1,350            1,534            4,239            4,426
                                                                         -------          -------          -------          -------
Gross profit                                                                 943              938            3,007            3,180
Selling, general and administrative expenses                               1,757            2,216            6,253            6,012
Research, development and related
    expenses                                                                 778              479            1,772            1,380
                                                                         -------          -------          -------          -------

Loss from operations                                                      (1,592)          (1,757)          (5,018)          (4,212)
Interest income                                                               54               16              272              128
Interest expense                                                              (2)             (13)             (21)             (53)
                                                                         -------          -------          -------          -------
Loss from continuing operations
    before income taxes                                                   (1,540)          (1,754)          (4,767)          (4,137)
Provision (benefit) for income taxes                                        (563)            (617)          (1,443)          (1,421)
                                                                         -------          -------          -------          -------

Loss from continuing operations                                             (977)          (1,137)          (3,324)          (2,716)
Income from discontinued operations,
    net of income taxes                                                       --            1,696               --            3,183
                                                                         -------          -------          -------          -------
Net income (loss)                                                        $  (977)         $   559          $(3,324)         $   467
                                                                         =======          =======          =======          =======


                                               Earnings (Loss) per Common Share - Note 3

                                           Basic and Diluted Earnings (Loss) per Common Share

Loss from continuing operations                                          $ (0.13)         $ (0.17)         $ (0.45)         $ (0.40)
Income from discontinued operations, net
    of income taxes                                                           --             0.25               --             0.47
                                                                         -------          -------          -------          -------
Net income (loss) per common share                                       $ (0.13)         $  0.08          $ (0.45)         $  0.07
                                                                         =======          =======          =======          =======
Dividends per common share
                                                                         $    --          $  0.02          $    --          $  0.06
                                                                         =======          =======          =======          =======

See notes to condensed consolidated financial statements

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                            Nine Months Ended
                                                          June 27,      June 28,
                                                            1998          1997
                                                          -------       -------

                                                          (dollars in thousands)


Net cash used in operating activities                     $(3,717)      $(2,966)

Cash flows from investing activities:
         Purchases of property, plant and equipment          (247)         (161)
         Purchase of patents and licenses                    (108)         (186)
         Other                                                 --            18
                                                          -------       -------

                Net cash used in investing activities        (355)         (329)

Cash flows from financing activities:
         Payments on long-term debt                          (158)         (714)
         Proceeds from issuance of common stock                --           872
         Purchase of treasury stock                            --        (1,303)
         Payment of cash dividends                             --          (563)
         Funding from discontinued operations                  --        (3,153)
                                                          -------       -------
                Net cash used in financing activities        (158)       (4,861)
                                                          -------       -------

Net decrease in cash and cash equivalents                  (4,230)       (8,156)

Cash and cash equivalents at beginning of period            9,271         9,128
                                                          -------       -------

Cash and cash equivalents at end of period                $ 5,041       $   972
                                                          =======       =======


See notes to condensed consolidated financial statements.

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 27, 1998


NOTE 1 - BASIS OF PRESENTATION

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

On September 27, 1997, BEI Electronics, Inc. ("Electronics") distributed to holders of Electronics common stock one share of common stock of BEI Technologies, Inc. ("Technologies"), a newly formed subsidiary, for each share of Electronics common stock held (the "Distribution"). In connection with the Distribution, Electronics transferred to Technologies all of the assets, liabilities and operations of its BEI Sensors & Systems Company, Inc. ("Sensors") and Defense Systems Company, Inc. ("Defense") business segments. Accordingly, the financial position and results of operations of Sensors and Defense are shown as discontinued operations. On November 4, 1997, Electronics merged its subsidiary, BEI Medical Systems Company, Inc. into Electronics (the "Merger"). After the Merger, Electronics changed its name to BEI Medical Systems Company, Inc. (the "Company").


NOTE 2--INVENTORIES

                                                       June 27,        September
                                                         1998          27, 1997
                                                       --------        ---------
                                                         (dollars in thousands)

Finished products                                      $2,220           $1,843
Work in process                                           158              230
Materials                                                 917              866
                                                       ------           ------
Inventories                                            $3,295           $2,939
                                                       ======           ======

NOTE 3--EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings loss per common share:

                                                      Quarter Ended         Nine Months Ended
                                                   June 27,    June 28,   June 27,     June 28,
                                                     1998        1997       1998         1997
                                                  ---------    -------    ---------    -------
                                                 (dollars in thousands except per share amounts)
                      Numerator
                      ---------
Loss from continuing operations                   $    (977)   $(1,137)   $  (3,324)   $(2,716)
Income from discontinued operations,
    net of income taxes                                  --      1,696           --      3,183
                                                  ---------    -------    ---------    -------
Net income (loss) available to common
   stockholders                                   $    (977)   $   559    $  (3,324)   $   467
                                                  =========    =======    =========    =======

                      Denominator
                      -----------
Denominator for basic and diluted
earnings per common share --
   weighted average shares, net of nonvested
   shares (Quarter and Nine Months ended June         7,428      6,810        7,316      6,826
   27, 1998 - 361 and 383 shares, respectively;
   Quarter and Nine Months ended
   June 28, 1997 - 207 and 221 shares,
   respectively)

           Basic and diluted earnings (loss)
           ---------------------------------
                   per common share
                   ----------------
From continuing operations, net of income
   taxes                                          $   (0.13)   $ (0.17)   $   (0.45)   $ (0.40)
From discontinued operations, net of income
   taxes                                                          0.25           --       0.47
                                                  ---------    -------    ---------    -------
Net income (loss)                                 $   (0.13)   $  0.08    $   (0.45)   $  0.07
                                                  =========    =======    =========    =======


Due to the loss from continuing operations, earnings per share is based on weighted average common shares only, as any assumption of the conversion of equivalent shares would be antidilutive.

NOTE 4--CONTINGENCIES AND LITIGATION

CooperSurgical, Inc. vs. BEI Medical Systems Company, Inc. et al.
-----------------------------------------------------------------

In October 1993, CooperSurgical, Inc., a subsidiary of The Cooper Companies, filed a claim for unspecified damages alleging unfair competition due to actions by the Company and its president at the time, Richard Turner, a former employee of The Cooper Companies, and others. On January 31, 1996, the Court issued a ruling, which affirmed the legal basis for the Company to assert a counterclaim for damages against CooperSurgical regarding the parties' electrosurgical generator contract.

The trial started in October 1997 in the Superior Court of New Jersey for Bergen County, Chancery Division, and was adjourned in January 1998 pending a settlement discussion. During the third quarter of fiscal 1998 an agreement in principal was reached, and in July 1998, the final settlement agreement was signed whereby the Company agreed to pay $300,000 in cash, net of insurance reimbursement, and up to $100,000 in royalties on future product sales.

Other

From time to time the Company may become involved in or subject to various litigation and legal proceedings incidental to the general conduct of the Company business. The Company is not involved in any material legal proceedings.

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

On September 27, 1997, BEI Electronics, Inc. ("Electronics") distributed to holders of Electronics common stock one share of common stock of BEI Technologies, Inc. ("Technologies"), a newly formed subsidiary, for each share of Electronics common stock held (the "Distribution"). In connection with the Distribution, Electronics transferred to Technologies all of the assets, liabilities and operations of its BEI Sensors & Systems Company, Inc. ("Sensors") and Defense Systems Company, Inc. ("Defense") business segments. Accordingly, the financial position and results of operations of Sensors and Defense are shown as discontinued operations. On November 4, 1997, Electronics merged its subsidiary, BEI Medical Systems Company, Inc. into Electronics (the "Merger"). After the Merger, Electronics changed its name to BEI Medical Systems Company, Inc. (the ("Company").

The following table sets forth, for the fiscal periods indicated, the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statements of Operations.

                                                          Quarter Ended          Nine Months Ended
                                                       -------------------     --------------------
                                                       June 27,    June 28,    June 27,    June 28,
                                                        1998        1997        1998        1997
                                                       ------      -------     -------     -------
Revenues                                                 100%        100%        100%        100%
Cost of sales                                             59          62          58          58
Gross margin                                            ----        ----        ----        ----
                                                          41          38          42          42

Operating expenses
   Selling, general and administrative expenses           76          90          86          79
   Research, development and related expenses             34          19          25          18
                                                        ----        ----        ----        ----
Loss from operations                                     (69)        (71)        (69)        (55)
Interest income                                            2           1           3           2
Interest expense                                          --          (1)         --          (1)
                                                        ----        ----        ----        ----
Loss from continuing operations before income
    taxes                                                (67)        (71)        (66)        (54)
Provision (benefit) for income taxes                     (24)        (25)        (20)        (18)
                                                        ----        ----        ----        ----
Loss from continuing operations                          (43)%       (46)%       (46)%       (36)%
                                                        ====        ====        ====        ====


Quarters ended June 27, 1998 and June 28, 1997

Revenues for the third quarter of fiscal 1998 were $2,293,000, a decrease of $179,000 or 7% from the comparable period in fiscal 1997. The decline in revenues reflects the impact of lower OEM shipments, which decreased $291,000 in the third quarter of fiscal 1998, and declined from 21% of total revenues in the third quarter of fiscal 1997 to 10% in the comparable quarter of fiscal 1998. The above decrease in OEM shipments reflects the impact of a one-time $199,000 sale occurring in the third quarter of fiscal 1997 and the Company's decision to reduce marketing of its lower-margin OEM products in order to focus on its higher-margin gynecological products. Revenues from gynecological products increased approximately 1% from the comparable quarter of fiscal 1997 reflecting an increase in shipments of disposable catheter products partially offset by a decline in shipments of monopolar electrosurgery systems. The Company introduced its new bipolar electrosurgery system at the annual meeting of the American College of Gynecologists in May 1998 and began filling orders at the end of the current fiscal period. In addition, sales of gastro-intestinal products increased to $235,000 from $169,000 in the third quarter of fiscal 1997.

Gross margin as a percentage of revenues increased to 41% in the third quarter of fiscal 1998 compared to 38% for the comparable period in fiscal 1997. The increase was due to a favorable product mix with a larger portion of higher margin products being sold during the third quarter of fiscal 1998 compared to the same period in fiscal 1997.

Selling, general and administrative expenses declined to $1,757,000 for the third quarter of fiscal 1998 compared to $2,216,000 for the comparable period in fiscal 1997. The decline in expenses reflects a benefit of $1,313,000, net of settlement costs, representing the reversal of previously expensed legal fees which were reimbursed by the Company's insurance carrier. Partially offsetting the above benefit was approximately $355,000 in expenses related to the consolidation of the Company's facilities. The Company consolidated its former manufacturing, distribution and administrative facilities in Hackensack, New Jersey and Chatsworth, California into a single 24,400 square foot facility located in Teterboro, New Jersey. The Company believes the consolidation will reduce operating costs by eliminating redundant operations and will provide additional space to accommodate future growth. In addition, the Company incurred a one-time charge of $471,000 to reduce the carrying value of certain intangible assets to be disposed of to net realizable value.

Research, development and related expenses as a percentage of revenues were 34% in the third quarter of fiscal 1998 compared to 19% for the same period of fiscal 1997. The increased spending reflects costs associated with the development and clinical trials of the HTA system in both the United States and international markets. The Company completed the Phase II portion of the HTA clinical trials in June 1998 and applied to the FDA in July 1998 for permission to proceed to Phase III. Spending related to the HTA clinical trials is expected to continue to increase over the next several quarters.

The income tax benefit for the quarter ended June 27, 1998 was $563,000 or 37% of the pretax losses compared to a benefit of $617,000 or 35% of the pretax losses for the quarter ended June 28, 1997. In fiscal 1998, the income tax benefit reflects the Company's ability to carryback losses for federal tax purposes from fiscal year 1998. In fiscal 1997, the income tax benefit reflects the Company's ability to offset losses of continuing operations against the earnings of the discontinued operations at that time.


Nine Months ended June 27, 1998 and June 28, 1997

Revenues for the nine months ended June 27, 1998 decreased $360,000 or 5% from the comparable nine-month period ended June 28, 1997. The decline in revenues reflects the impact of lower OEM shipments, which decreased $532,000 in the nine months ended June 27, 1998, and declined from 17% of total revenue in fiscal 1997 to 10% of total revenues in the comparable period of fiscal 1998. The decrease in OEM shipments reflects the Company's decision to reduce marketing of its lower-margin OEM products in order to focus on its higher-margin gynecological products. Shipments of the HTA in international markets grew to $236,000 in the first nine months of fiscal 1998, compared to $82,000 in the comparable period ended June 28, 1997. The HTA System is now commercially available in thirteen foreign countries. Revenues from gynecological products were slightly higher in the first nine months of fiscal 1998 than the comparable period in fiscal 1997 reflecting increased shipments of disposable catheters and endoscopic hardware generators offset by lower shipments of the GyneSys(R) and monopolar electrosurgical systems. Revenues from gastro-intestinal products declined approximately 1% in the first nine months of fiscal 1998 compared to the same nine-month period of fiscal 1997.

Gross margin as a percentage of revenues was unchanged in the nine months ended June 27, 1998 as compared to the same period in fiscal 1997.

Selling, general and administrative expenses for the nine months ended June 27, 1998 increased $241,000 to $6,253,000 compared to $6,012,000 for the same period in fiscal 1997. The increase in expenditures reflects approximately $355,000 in expenses related to the consolidation of the Company's facilities in the third quarter of fiscal 1998. In addition, the Company incurred a one-time charge of $471,000 to reduce the carrying value of certain intangible assets to be disposed of to net realizable value. The increase in expenses was partially offset by a benefit of $723,000, net of settlement costs, representing the reversal of previously expensed legal fees, which were reimbursed by the Company's insurance carrier.

Research, development and related expenses as a percentage of revenues were 25% for the nine months of fiscal 1998 compared to 18% for the same period of fiscal 1997. The increased spending reflects costs associated with the development and clinical trials of the HTA system for endometrial ablation in both the United States and international markets.

The provision for income tax benefit for the nine months ended June 28, 1998 was $1,443,000 or 30% of the pretax losses as compared to a benefit of $1,421,000 or 34% of the pretax losses for the comparable period of fiscal 1997 reflecting the impact of certain nondeductible expenses in fiscal 1998 that reduced the benefit in fiscal 1998 as a percentage of pretax losses. In fiscal 1998, the income tax benefit reflects the Company's ability to carryback losses for federal tax purposes from fiscal year 1998. In fiscal 1997, the income tax benefit reflects the Company's ability to offset losses of continuing operations against the earnings of the discontinued operations at that time.


Liquidity and Capital Resources

During the first nine months of fiscal 1998, cash used in operations was $3,717,000, primarily resulting from the net loss of $3,324,000, an increase in refundable income taxes of $1,512,000, and a decrease in accrued liabilities of $856,000. Partially offsetting the above were increases in accounts payable of $1,095,000 and depreciation and amortization of $996,000.

Cash used in investing activities during the first nine months of fiscal 1998 of $355,000 consisted primarily of purchases of equipment of $247,000 and increases in long-term deposits of $108,000.

Cash flows used in financing activities consisted primarily of $158,000 in scheduled payments made on long-term debt.

The Company's capital requirements depend on numerous factors, including the progress of the Company's clinical research and product development programs, the timing and receipt of regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements also depend on the resources required to expand and develop a direct sales force in the United States and to expand the Company's manufacturing capacity, and the extent to which the Company's products gain market acceptance and sales. The timing and amount of such capital requirements cannot be predicted accurately. Consequently, although the Company believes its existing cash balances together with operating revenues and anticipated tax refunds will provide adequate funding to meet the Company's capital requirements for the next twelve months, the Company is considering various options to secure additional capital at this time. There can be no assurance that additional capital will be available on terms favorable to the Company, or at all. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants and or also be dilutive to stockholders.


Year 2000 Compliance: Modification of Management Information Systems

Currently, many computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company and third parties with which the Company does business rely on numerous computer programs in their day to day operations. The Company has completed a preliminary evaluation of the Year 2000 issue as it relates to the Company's internal computer systems and the third party systems with which it interacts. This analysis includes such activities as order taking, billing, accounts payable and inventory. Systems critical to the Company's business are all commercial packages available from third party vendors with little modification. The Company anticipates that Year 2000 versions of these software programs will become available before the Year 2000 and the cost of converting to the upgraded versions of these systems will not be material. In the event Year 2000 compatible versions of the Company's software do not become available, the Company anticipates it will be able to convert to software supplied by other vendors that is Year 2000 compatible. While the Company currently believes Year 20000 issues will not have a material adverse impact on the Company's business, financial condition or results of operations, there can be no assurance that all Year 2000 issues will be foreseen and resolved in 1998 or 1999. If not resolved, Year 2000 issues could have a material adverse impact on the Company's operations.

In addition, the Company has reviewed the Year 2000 situation regarding the electronic products manufactured for sale by the Company. The Company believes that none of its products are date sensitive or will require modification to become Year 2000 compatible.


Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings

CooperSurgical, Inc. vs. BEI Medical Systems Company, Inc. et al.
-----------------------------------------------------------------

In October 1993, CooperSurgical, Inc., a subsidiary of The Cooper Companies, filed a claim for unspecified damages alleging unfair competition due to actions by the Company and its president at that time, Richard Turner, a former employee of The Cooper Companies, and others. On January 31, 1996, the Court issued a ruling, which affirmed the legal basis for the Company to assert a counterclaim for damages against CooperSurgical regarding the parties' electrosurgical generator contract.

The trial started in October 1997 in the Superior Court of New Jersey for Bergen County, Chancery Division, and was adjourned in January 1998 pending a settlement discussion. During the third quarter of fiscal 1998 an agreement in principal was reached, and in July 1998, the final settlement agreement was signed whereby the Company agreed to pay $300,000 in cash, net of insurance reimbursement, and up to $100,000 in royalties on future product sales.


Item 5.   Other Information

Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company between a date which is no later than the close of business of the sixtieth (60th) day nor earlier than the close of business on the ninetieth (90th) day prior to the first anniversary of the preceding year's annual meeting (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended June 27, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August ____, 1998.



                               BEI Medical Systems Company, Inc.


                               By: /s/ Thomas W. Fry
                                   ---------------------------------------------
                                   Thomas W. Fry
                                   Vice President of Finance and Administration, Secretary and Treasurer
                                   (Chief Financial Officer)