Form 10-K
period 1998-10-03
BEI MEDICAL SYSTEMS CO INC /DE/
filed 1999-01-04
CIK 851478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 3, 1998 or

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                               100 Hollister Road
                           Teterboro, New Jersey 07608
                           ---------------------------
               (Address of principal executive offices) (Zip code)

                                 (201) 727-4900
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                          -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 10, 1998 was $10,981,502 (A). As of December 10, 1998, 7,778,296 shares of Registrant's Common Stock were outstanding.

(A) Based upon the closing sale price of the Common Stock on December 10, 1998 as reported on the Nasdaq National Market System. Excludes 1,921,495 shares of Common Stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of Common Stock outstanding on December 10, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Registrant, or that such person is controlled by or under common control with Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant's  Proxy  Statement  with  respect  to its  1999  Annual  Meeting  of
Stockholders to be filed with the Securities and Exchange Commission is incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
     Item 1.  Business......................................................  4

     Item 2.  Properties.................................................... 46

     Item 3.  Legal Proceedings............................................. 46

     Item 4.  Submission of Matters to a Vote of Security Holders........... 46

PART II
     Item 5.  Market for Registrant's Common Equity and
              Related Stockholder Matters................................... 47

     Item 6.  Selected Financial Data....................................... 49

     Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................. 50

     Item 7a. Qualitative and Quantitative Disclosures about Market Risks... 57

     Item 8.  Financial Statements and Supplementary Data................... 58

     Item 9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure........................ 80

PART III
     Item 10. Directors and Executive Officers
              of the Registrant............................................. 81

     Item 11. Executive Compensation........................................ 81

     Item 12. Security Ownership of Certain Beneficial
              Owners and Management......................................... 81

     Item 13. Certain Relationships and Related Transactions................ 81

PART IV
     Item 14. Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K....................................... 82

Signatures    .............................................................. 86

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


ITEM 1. BUSINESS

     BEI Medical Systems Company, Inc. ("BEI Medical" or the "Company") develops, manufactures and markets a broad array of advanced systems and devices for minimally invasive diagnostic and therapeutic procedures in the field of gynecology. BEI Medical has an existing base of systems and devices it currently markets to gynecologists in over 5,000 hospitals, clinics and office-based practices in the United States and in 45 other countries worldwide. The Company's systems and devices include both disposable and reusable medical instrumentation used in the diagnosis and treatment of selected high incidence gynecological conditions affecting the cervix, uterus and other aspects of the reproductive system, as well as products used to facilitate oncological procedures and perform pelvic reconstructive surgery. The Company believes its existing product lines serve as a platform from which it can develop and introduce innovative products to provide gynecologists with a comprehensive selection of technologically advanced systems and devices. Currently, BEI Medical is focusing its development and commercialization efforts on three systems, including: i.) the Hydro ThermAblator(R) ("HTA(R)") to treat menorrhagia, or excessive uterine bleeding, ii.) bipolar electrosurgical therapy systems to perform LLETZ procedures and treat uterine fibroids, and iii.) the Corson Office Hysteroscopy System (TM) to provide advanced uterine visualization capabilities. BEI Medical believes these new products complement existing product lines and will allow the Company to leverage its established direct sales force to market to both new and existing customers.


Industry Overview

     Women's healthcare represents a large and rapidly growing segment of healthcare expenditures. Government spending on women's healthcare for Medicare and Medicaid benefits alone is expected to exceed $200 billion in 1998. Women rely on their gynecologists for specific healthcare needs from puberty, through their childbearing years, to menopause and beyond. The National Ambulatory Care Survey, conducted by the National Center for Health Statistics, indicates that women in the United States make over 51 million visits to OB/GYN offices annually. Additionally, as the women's population ages, the number of visits annually and the incidence of gynecological conditions requiring diagnosis and treatment will increase. The Company believes that better informed women, combined with the fact that nearly half of the gynecologists under the age of 45 are women, has resulted in a heightened awareness of women's health issues. As a result, women are driving the demand for and implementation of new and innovative diagnostic and therapeutic procedures. In view of these developments, HMO's have become more responsive to women's healthcare needs by increasingly authorizing patients to go directly to gynecologists, who are more aware of the latest technologies and procedures available for treating gynecological conditions than are the patients' primary care physicians. Functioning as the gatekeeper, the gynecologists are in a position to determine and recommend which technologies and procedures are most appropriate for their patients.

     Minimally invasive surgical techniques were developed in response to the desire by physicians and patients for lower risk, less traumatic surgical procedures. Minimally invasive procedures reduce anesthesia requirements, do not require extensive post-operative follow-up, reduce the risk of post-operative complications, and shorten the recovery period, allowing patients to return to productive lifestyle activities sooner. Gynecologists have long utilized minimally invasive techniques such as laparoscopy and hysteroscopy, and have recently added endometrial ablation to their outpatient approach to therapy.

     The acceptance of these procedures by the healthcare industry and the subsequent development of the ability to perform them on an outpatient basis have contributed to cost containment and greater efficiency in the delivery of healthcare services. In response to these pressures, hospitals are focusing on a limited number of specialties and shifting an ever-increasing percentage of surgical procedures to an outpatient basis to avoid the costs associated with the patient remaining in the hospital overnight. Current estimates indicate that outpatient surgery represents 70% of the total surgical market, and includes laparoscopy, hysteroscopy and endometrial ablation. As a result, freestanding outpatient surgery centers are the fastest growing segment of the healthcare market.

     The Company believes it is well positioned to provide innovative systems and devices used in minimally invasive procedures which may allow certain gynecological procedures to be performed in an outpatient setting in a safe and cost-effective manner.

Business Strategy

     The Company's goal is to become a leading provider of minimally invasive advanced systems and devices to be used in an outpatient setting serving the specific needs of gynecologists and their patients. Its special emphasis is on the diagnosis and treatment of disorders and conditions of the cervix, uterus and other aspects of the reproductive system and particularly to offer alternatives to existing procedures for the treatment of abnormal bleeding and uterine fibroids.

     The key components of the Company's strategy are as follows:

     Offer a Broad Gynecological Product Line. BEI Medical intends to continue to offer a broad array of minimally invasive gynecological systems and devices to its existing customer base of gynecologists in over 5,000 hospitals, clinics and office-based practices in the United States and 45 other countries worldwide. The Company plans to develop and expand its market share through internal development, licensing and acquisition of additional complementary product lines.

     Leverage Existing Base of Customer Relationships. The Company's sales force can leverage its existing customer relationships by introducing newly developed or acquired systems and devices that are complementary to the Company's existing product lines. In addition, the Company intends to expand its base of customers through the introduction of new products, such as the HTA system and bipolar electrosurgical therapy systems for LLETZ treatment of abnormal cervical tissue and for treatment of uterine fibroids.

     Develop and Commercialize Innovative Technologies. BEI Medical intends to continue to develop cost-effective, minimally invasive technologies that complement its existing product lines and provide new market opportunities. The Company is currently directing product development efforts at international commercialization of its Hydro ThermAblator system and is conducting its United States Food and Drug Administration ("FDA") Phase III clinical trials in the United States. The HTA is intended to provide a minimally invasive alternative treatment to hysterectomy and other procedures currently used to treat menorrhagia, or excessive uterine bleeding.

     Acquire and License Complementary Technologies. BEI Medical intends to continue to expand its product line through selective business acquisitions and licensing of complementary technologies. In 1997, the Company acquired rights to distribute Gyne-Tech's colposcope and cryosurgery systems to diagnose and treat conditions of the cervix. Also in 1997, the Company acquired exclusive rights from Valley Forge Scientific Corporation to distribute specialized patented bipolar electrosurgical therapy systems for LLETZ treatment of abnormal cervical tissue and for treatment of uterine fibroids. The Company is also focused on commercialization of the Corson Office Hysteroscopy System providing an advanced uterine visualization system for gynecologists. The Company licensed exclusive manufacturing and marketing rights to that product in 1996.

     Expand Global Sales and Marketing. The Company plans to increase market penetration through the expansion of its direct sales and marketing activities targeting the more than 33,000 gynecologists practicing in the United States. Within the past year the Company has broadened its sales force in the United States by adding 61 independent field sales representatives to complement its 12 person inside sales force. BEI Medical plans to penetrate international markets further through expansion of its network of distributors. In addition, the Company intends to sponsor or participate in clinically based seminars conducted by the Company's clinical investigators to familiarize practitioners with innovative systems and devices, such as the HTA and the bipolar electrosurgical therapy system, and to teach their uses. The Company also plans to continue to support its sales and marketing efforts through participation in trade shows, both nationally and regionally and through periodic distribution of a specialty direct mail catalogue.

     Expand Key Relationships with Leading Clinicians. BEI Medical has developed working relationships with key clinicians regarding the evaluation and use of innovative products and procedures that address gynecological conditions. The Company has formed a Scientific Advisory Board consisting of leading practitioners, which consults on the refinement of existing lines, on the development of new products, on the evaluation of new technologies and treatment approaches, and on changes in healthcare reimbursement policies and practices.

Existing Base of Products

     The Company currently manufactures and markets a line of minimally invasive systems and devices for the diagnosis and treatment of high incidence gynecological conditions affecting the cervix, uterus and other aspects of the reproductive system, as well as products used to facilitate oncological procedures and perform pelvic reconstructive surgery. The Company currently markets over 500 products to an existing base of gynecologists in over 5,000 hospitals, clinics and office-based practices in the United States and to distributors in 45 other countries worldwide.

     Management believes the Company has demonstrated core competencies in developing the technologies necessary to manufacture a variety of products used in gynecological procedures, including visualization, energy delivery, gas pressure/flow control, fluid delivery, microprocessor-controlled systems, catheter technology and surgical instrumentation/fabrication. BEI Medical intends to leverage these competencies, as well as its existing base of customers, to continue to develop and market new products in the field of gynecology.

     The Company believes that by providing a broad array of systems and devices, it will continue to differentiate itself to its customers from single product or narrow product offering suppliers. The Company currently sells a line of specialty instruments, procedure kits, disposables and equipment for gynecologists, as outlined in the following table.

--------------------------------------------------------------------------------
Clinical Target     Key Products
--------------------------------------------------------------------------------
Cervix              o    Bi-Safe  I(TM)  bipolar  electrosurgical  generator and
                         bipolar LLETZ electrode system, for removal of abnormal
                         tissue   from  the  cervix*

                    o Colposcopy instruments, including biopsy forceps and specula

                    o    Gyne-Tech   (TM)   colposcopes   systems,   for  tissue
                         destruction

                    o    Gyne-Tech cryosurgical systems, for tissue destruction

                    o    OS Finder(TM) dilator, for cervical canal access

                    o    Plus II(TM)  monopolar  generator and  monopolar  LLETZ
                         Plus(TM)  electrodes,  for removal of  abnormal  tissue
                         from the cervix
--------------------------------------------------------------------------------
Uterus              o    Corson  Office  Hysteroscopy   System,  with  ancillary
                         instruments, for examination and therapy of the inner surface of the uterus

                    o    Hydro   ThermAblator,   for   treatment   of  excessive
                         menstrual bleeding**

                    o    Hysteroscopic  Insufflator,   for  precise  control  of
                         uterine distension*

                    o Z-Sampler(TM) endometrial suction curette, for tissue sampling to detect carcinoma or precancerous conditions*
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Clinical Target     Key Products
--------------------------------------------------------------------------------
Infertility         o    Corson  Office  Hysteroscopy   System,  with  ancillary
Diagnosis                instruments,  for  examination and therapy of the inner
                         surface of the uterus

                    o    Hysteroscopic  Insufflator,   for  precise  control  of
                         uterine distension

                    o Laparoscopic Insufflator, with high flow capability to maintain proper peritoneal cavity distension*

                    o    OS Finder dilator, for cervical canal access

                    o    SHG catheter, for distension during sonohysterography

                    o Z-Sampler endometrial suction curette, for endometerial dating and to monitor hormonal therapy effects*

                    o    ZUI(TM) uterine injector, for hysterosalpingography

                    o ZUMI(TM) uterine manipulator/injector, for manipulation of the uterus and injection of contrast media*
--------------------------------------------------------------------------------

Oncological         o    Endo-Sock(TM)/Mega   Pouch,  for  laparoscopic   tissue
Surgery and              removal*
Pelvic
Reconstruction      o    Laparoscopic Insufflator,  with high flow capability to
                         maintain proper peritoneal cavity distension*

                    o    MIYA Hook(TM), for pelvic suspension surgery

                    o    Nichols-Veronikis    Ligature   Carrier,   for   pelvic
                         suspension surgery*

                    o Soderstrom LAVH Manipulator(TM), for laparoscopically assisted hysterectomy

                    o    Z-Clamps(TM)  &  Z-Scissors(TM),   specially   designed
                         instruments for hysterectomy
--------------------------------------------------------------------------------

* Proprietary technologies for which the Company or the manufacturer owns or licenses patents. See "Risk Factors -- Reliance on Patents and Protection of Proprietary Technology"

**   Not available in the United States

New Products and Technologies

     The Company intends to develop, license and acquire new complementary technologies that it plans to phase into future product offerings. The Company has focused its recent efforts on the development and commercialization of the following systems:

     o The patented Hydro ThermAblator system for treatment of menorrhagia, or excessive uterine bleeding.

     o Specialized proprietary bipolar electrosurgical therapy systems used for LLETZ treatment of abnormal cervical tissue and for treatment of uterine fibroids.

     o    The  Corson   Office   Hysteroscopy   System  for   improved   uterine
          visualization.

     o    These new products and their potential are more fully discussed below.

     See "Risk Factors -- Uncertainty of Market Acceptance."

     The female reproductive system consists of the uterus, ovaries and fallopian tubes. The uterus is a highly vascular, muscular organ which lies below the abdomen in the pelvis. Although the size and shape of a normal uterus can vary significantly, the uterus is typically a pear shaped organ about 7 to 8 cm long and 4 to 5 cm at its widest point. Within the uterus lies the cavity where fetal development takes place during pregnancy. The cavity is lined by the endometrium, which is filled, with tiny blood vessels. The endometrium can vary in depth from 1 mm to over 10 mm. The thick muscular layer surrounding the endometrium is called the myometrium. The bottom of the uterus is known as the cervix. The cervix is richly supplied with nerves, making it the most sensitive portion of the uterus. The cervix leads to the vagina, a muscular tube that leads to the exterior of the body.

     Extending from each side near the top of the uterus are the fallopian tubes that lead to the two ovaries. The fallopian tubes are very narrow, convoluted in shape, with many folds, and are delicate and difficult to access. As a result, they do not lend themselves to easy study and treatment. The ovaries' primary functions are to secrete hormones, such as estrogen, and store the female reproductive cells or ova. The fallopian tubes transport the ova to the uterus for fertilization as part of the monthly menstrual cycle. The fallopian tubes are the organs in which conception occurs and at least one fallopian tube must be open to permit the passage of sperm. The fallopian tubes serve a critical function in the reproductive process and are often the focus of treatment when the objective is to increase a women's reproductive potential, such as in the treatment of infertility.

     Normal menstruation is a 28-day cycle that repeats itself throughout a woman's reproductive life. This cycle is controlled by the interaction between pituitary and ovarian hormones and is associated with the release of an egg from its ovary for possible fertilization. The ovaries secrete estrogen and a second hormone, progesterone, which causes the endometrial lining to thicken, preparing it to receive and nourish a fertilized egg. If an egg is fertilized, it implants into the endometrium and is nourished by the rich endometrial blood supply. If the egg is not fertilized, levels of estrogen and progesterone decrease, the coil shaped arteries supplying the endometrium with blood constrict, and the endometrial lining breaks down and is shed during menstruation. Menstruation typically begins between the ages of 11 and 14 years and ends between the ages of 45 and 55 with the onset of menopause, correlating with the diminution of ovarian functional and hormonal production. At that time, the menstrual cycle becomes irregular and eventually ceases completely.

The Hydro ThermAblator or HTA

Abnormal Uterine Bleeding

     Approximately 2.5 million women each year in the United States seek medical treatment from their gynecologists for abnormal uterine bleeding. Abnormal uterine bleeding includes disorders of the menstrual cycle, such as irregular bleeding, and menorrhagia, or excessive uterine bleeding (defined as total blood loss exceeding 80 ml per menstrual cycle or prolonged bleeding beyond seven days). Abnormal bleeding is considered a symptom of an anatomic irregularity, hormonal imbalance or a systemic disease. Commonly, however, it is the result of disorders within the uterus itself, such as fibroids and, more rarely, endometrial cancer. Abnormal uterine bleeding can also be caused by other factors, including medication side effects from post-menopausal hormone replacement therapy, miscarriage and retained tissue after child birth. Today, there are over 31 million post-menopausal women in the United States and over seven million are receiving hormonal replacement therapy. These women may experience a return to undesired menstrual bleeding as a consequence of hormonal replacement therapy.

     Various drug therapies and surgical approaches are available for treatment of abnormal menstrual bleeding. Treatment of abnormal menstrual bleeding usually begins conservatively with drug therapy and, if necessary, proceeds to more invasive surgical methods.

     The traditional approach to treatment of menorrhagia, or excessive uterine bleeding has included hormonal therapy, dilation & curettage ("D&C"), and ultimately hysterectomy. Hormonal therapy can be effective in many cases, however, the therapy can be of long-term duration at considerable monthly expense and menorrhagia may persist despite hormonal therapy. D&C is commonly performed, although a significant percentage of the endometrial lining of the uterus may be missed, and there is little evidence that D&C provides any meaningful long-term benefit. Many of the nearly two million women who annually receive hormonal therapy or D&C fail to have satisfactory resolution of their excessive bleeding problem.

     Hysterectomy, the surgical removal of the uterus with accompanying risks of post surgical complications, has historically been the ultimate solution offered for long-term relief to women who continue to bleed despite hormonal therapy or D&C. Of the approximately 600,000 hysterectomies performed annually in the United States, it has been estimated that more than 150,000 are performed for the relief of heavy bleeding from benign causes. Considerable attention has been focused on the frequency with which hysterectomy is performed, suggesting that many of the procedures were not necessary.

     Rather than removing the uterus, alternative approaches to the treatment of excessive uterine bleeding have been attempted.

     The first successful endometrial ablation procedures, utilizing laser photovaporization of the endometrium, were published in 1981 in the Journal of the American Association of Gynecologic Laparoscopists. By 1990, reports appeared regarding the successful use of a urologic resectoscope to deliver electrosurgical current as the means of coagulating the endometrium. Both of these surgical endometrial ablation techniques require significant distention of the uterus to create working space. A risk of excessive absorption of non-conductive (salt free) fluid into the vessels of the uterus also exists due to the high pressures (100-150 mmHg) used to distend the uterine cavity. When significant amounts of this non-physiologic fluid is absorbed, the resulting fluid overload can cause hyponatremia (dilution of body fluids resulting in electrolyte imbalance), pulmonary edema (fluid in the lungs), cerebral edema (swelling of the brain), and even deaths have been reported.

     Both of these surgical ablation techniques require the tedious "painting" of the entire lining of the uterus to control depth of thermal destruction, as well as attention to safety issues (i.e., perforation or hemorrhage) throughout the typical 30-60 minutes required to complete treatment of the entire lining of the uterus under general anesthesia. While these surgical endometrial ablation techniques offer advantages over traditional hysterectomy, clinical results are extremely dependent on the skill and experience of the surgeon. In general, because of the technical proficiency required to achieve good results, the time required to complete the procedure, and the risks associated with laser and electrosurgical roller-ball ablation, neither of these ablation techniques have become widely popular.

     Other non-surgical techniques for treatment of excessive uterine bleeding are under development and in various stages of FDA clinical trials, including devices that employ fluid-filled heated balloons, electrodes on the surface of a balloon, microwave energy, radio frequency (RF) currents, and cryosurgery (freezing). Two such devices, the ThermaChoice balloon from Gynecare (a subsidiary of Johnson & Johnson) and the VestaBlate from Valleylab, (a subsidiary of U. S. Surgical/Tyco) have recently received permission from the FDA to market in the United States. The Company believes that these devices are limited in their effectiveness due to their inability to fully conform with the convoluted surface of the entire uterine lining, their inability to reach into narrow cornual areas, and their inability to conform to the shape of a broad range of uterine sizes. Further, these devices do not allow the gynecologist to visualize the uterine cavity prior to treatment, to definitively confirm proper placement inside the uterine cavity to observe treatment, or to immediately evaluate the effect of treatment, because they do not include hysteroscopic capability. Recently the United Kingdom Department of Health, Medical Devices Agency, notified medical administrators, surgeons and nurses of reports of a number of incidences of uterine perforation and injury to adjacent organs involving devices for endometrial ablation by thermal means. The notice advised practitioners to verify the correct placement of such devices within the uterus prior to their use. The Company believes the HTA will reduce the risk of perforation due to its integral hysteroscope, which provides visual confirmation of uterine anatomy and verification of instrument position. The characteristics of various endometrial ablation technologies currently under development or commercialization are outlined below.

                                 Comparison of Endometrial Ablation Technologies
-----------------------------------------------------------------------------------------------------------------------
                                                                                      Compatibility
                                                                                      With Varying
                                Method of                                           Uterine Size &   Pressurization of
     Device Technology         Introduction         Location of Energy Source            Shape       the Uterine Cavity
-----------------------------------------------------------------------------------------------------------------------
Balloon containing heated    Blind insertion     Heater inside balloon, inside            Low              High,
fluid                                            uterus                                                  150+ mmHg
-----------------------------------------------------------------------------------------------------------------------
Balloon with conductive      Blind insertion     External electrosurgical                 Low              High,
electrodes                                       generator, electrodes inside                            150+ mmHg
                                                 uterus
-----------------------------------------------------------------------------------------------------------------------
Microwave probe              Blind insertion     External microwave generator,            Low         Not applicable
                                                 applicator inside uterus
-----------------------------------------------------------------------------------------------------------------------
Cryogenic probe              Blind insertion     External unit, probe inside              Low         Not applicable
                                                 uterus
-----------------------------------------------------------------------------------------------------------------------
Conductive mesh electrode    Blind insertion     External electrosurgical                 Low             Vacuum
                                                 generator, electrode inside
                                                 uterus
-----------------------------------------------------------------------------------------------------------------------
Free fluid circulation       Blind insertion     Heater inside probe, inside             High              Low,
probe                                            uterus                                                 < 50 mmHg
-----------------------------------------------------------------------------------------------------------------------
Free fluid circulation       Insertion with      External Heater, circulation to         High              Low,
hysteroscope                 visual control,     uterus                                                  < 50 mmHg
                             connected to
Hydro ThermAblator           video monitor
-----------------------------------------------------------------------------------------------------------------------

The Hydro ThermAblator Solution

     The Company has developed the patented Hydro ThermAblator (HTA) technology as an alternative to existing treatments for menorrhagia, or excessive uterine bleeding, as well as other proposed ablation treatments currently under development.

     Management believes that the patented HTA offers distinct advantages compared to existing and emerging ablation technologies for the treatment of excessive uterine bleeding:

     o    Integral  hysteroscope provides visual confirmation of uterine anatomy
          and  instrument  position,  as  well  as  continuous   observation  of
          treatment effect.

     o Variation in uterine size and shape are easily accommodated by freely circulating heated saline.

     o Freely circulating heated saline allows even and complete treatment of the entire endometrium.

     o Low pressurization of the uterine cavity reduces risk and patient discomfort.

     o    Does not require extensive training prior to use.

     o Clinical outcome is not dependent on user experience or variation in technique.

     o    Minimally invasive short duration procedure with limited risk.

     The Company's initial target market for the HTA is the 150,000 hysterectomies performed in the United States annually for menorrhagia or excessive menstrual bleeding from benign causes. Additionally, the Company has identified a market opportunity among the nearly two million women suffering from abnormal uterine bleeding in the United States for whom the prospect of long-term hormonal therapy or repeated D&C procedures is undesirable, or for whom such treatments are ineffective. The Company also believes that a market opportunity exists among the over seven million post-menopausal women who are currently receiving hormonal replacement therapy that can result in an undesirable resumption of menstrual bleeding. BEI Medical also believes marketing opportunities will develop among women seeking a cessation of menstruation, either electively as a lifestyle choice or in conjunction with tubal sterilization.

The HTA System

     The HTA has been designed to offer the gynecologist a minimally invasive, non-surgical method to treat excessive uterine bleeding in an outpatient or office setting. The HTA consists of a portable treatment unit, incorporating microprocessor control of fluid temperature and fluid circulation. The mobile unit provides a drawer for procedure supplies, and a shelf to house the Company's Integrated Video System ("IVS") for display of the hysteroscopic image on a video monitor. Precisely heated saline is circulated within the patient's uterus, under the direct visual control of the gynecologist, for approximately ten minutes to cause ablation of the entire endometrial lining. By utilizing freely circulating heated saline at low pressure to distend the uterine cavity, thermal energy is evenly transferred to all areas of the uterine cavity including the areas of the cornua (the area where the fallopian tubes enter the uterus) which can be difficult to treat with other devices. The use of physiologic saline eliminates concerns about fluid absorption overload, and low pressure prevents escape of fluid from the fallopian tubes. The incorporation of a hysteroscopic telescope provides visual control during introduction, positive visual confirmation of proper placement within the uterine cavity as well as continuous visualization of the effects of the treatment. The digital displays of the HTA control unit guide the user through the HTA procedure, providing step-by-step visual prompts that facilitate ease of use and consistent results. During the procedure an automated microprocessor system controls the ablating temperature and monitors fluid volume to measure and reduce possibilities of fluid absorption or loss and assure consistent treatment effect without depending on user skill level. At any time, the gynecologist can interrupt the treatment and, if desired, the circulation of room temperature saline will rapidly cool the patient's uterus. As a result of ablation of the endometrial lining of the uterus, the regeneration of the endometrium and resulting periodic menstrual bleeding is either significantly reduced or eliminated.

Results of Clinical Trials

     The Company completed FDA required Phase I clinical trials with 20 patients in April 1996, and was given permission to proceed to a Phase II trial of the HTA. Phase II treatments of 20 patients were completed in December 1997. Follow-up outcome data from the Phase II patients was compiled and submitted to the FDA in June 1998. This outcome data compared favorably with the results of alternative therapies, showing an amenorrhea rate of 57.9%, at six months follow-up examinations. When these patients whose menstrual bleeding was eliminated are grouped with the remainder of the patients whose menstrual bleeding was significantly reduced, the overall success rate was 94.7%. A protocol violation related to pharmaceutical administration required that one patient be removed from consideration in the study, with only one of the remaining 19 patients (5.3%) failing to show an improvement from HTA treatment. There is no assurance the Phase III results will be consistent with the results obtained by the Company in its Phase II trials or that they will support the safety and efficacy of the HTA.

     The Company received approval to begin Phase III Clinical Trials in August 1998, and the first treatments were conducted in September 1998. BEI Medical has initiated its Phase III clinical trials at 11 sites and will treat 276 patients suffering from menorrhagia, or excessive uterine bleeding. The study will compare the safety and efficacy of the HTA endometrial ablation treatment to electrosurgical rollerball ablation, one of the current treatments for excessive uterine bleeding. The Company anticipates completing the treatment phase of the clinical trials in early 1999. Data from examinations one year following treatment is required for approval of its premarket approval ("PMA") application, but the Company will begin submitting six-month data to the FDA when it becomes available. There can be no assurance that any data obtained from the Phase III trial will support the safety and effectiveness of the HTA. Failure of the data to support the safety and effectiveness of the HTA would have a material adverse effect on the Company's business.

     Certain international markets will require similar regulatory approvals. The Company has received permission from Lloyd's Registered Quality Assurance Ltd. ("LRQA"), the Company's "notified body", to apply the CE Mark to the HTA and to the sterile disposable HTA Procedure Kit. In February 1997, the Company selectively initiated deliveries of HTA systems in some of those countries where regulatory authorities permit sales. On this basis, deliveries have been made in Belgium, Brazil, France, Hong Kong, Israel, Italy, Germany, New Zealand, Portugal, Spain, Switzerland, and in the United Kingdom. Recently, regulatory authorities in Australia and in Canada have granted permission for the sale of the HTA system. Over 340 treatments using the HTA have been completed worldwide, demonstrating its ease of use. Management is encouraged by the follow-up of patients at selected international sites, which now exceeds 18 months. The Company believes the pattern of patient follow-up condition reflects results that are consistent with traditional laser and electrosurgical ablation methods and superior to other emerging technologies. See "Business - Government Regulation."

Rights Granted Johnson & Johnson Development Corporation

     In connection with a $1.5 million equity investment in the Company in February 1996, Johnson & Johnson Development Corporation ("J&J") received a right of first negotiation to manufacture and/or distribute any product primarily intended for use in endometrial ablation acquired or developed after the date of the agreement ("Ablation Products") and the right to consult in connection with FDA applications with respect to such Ablation Products.

     The right of first negotiation is effective for a ninety-day period commencing on the earlier of i.) J&J's notice to the Company of its desire to manufacture and/or distribute an Ablation Product and ii.) the date the Company notifies J&J of approval from the FDA to market an Ablation Product. In the event that the parties are unable to agree upon mutually acceptable terms, then the Company may either manufacture and/or distribute the Ablation Product itself or enter into an agreement with a third party on terms that in the aggregate are not materially less favorable to the Company than those offered by J&J. In addition, the Company may enter into agreements with third parties prior to the J&J negotiation period, provided such agreements are terminable by the Company within two years after the Company and J&J enter into a manufacturing and/or distribution agreement. Depending upon the timing and progress of clinical trials, the Company expects that the HTA system may be subject to J&J's right of negotiation and consultation.

Bipolar Electrosurgical Therapy System

     In July 1997 the Company licensed the rights to market proprietary bipolar electrosurgical therapy systems to perform LLETZ procedures to treat abnormal cervical tissue and to treat uterine fibroids. The Company markets and distributes new, proprietary bipolar electrosurgical therapy systems which eliminate the risk of alternate site burns associated with currently available monopolar electrosurgical systems because energy travels only through the tissue joining the two small active electrodes at the treatment site. The bipolar electrosurgical therapy systems were introduced to the United States market at the American College of Obstetricians and Gynecologists (ACOG) annual meeting in May 1998.

LLETZ Procedures

     More than 50 million PAP tests are performed annually in the United States, of which approximately 5-7% are interpreted as abnormal. These patients are candidates for further diagnosis, which often takes the form of magnified examination of the suspicious tissue utilizing a colposcope. When abnormal tissue is recognized during a colposcopic examination, the gynecologist can perform electrosurgical excision of lesions from the cervix, a procedure known as LLETZ (Large Loop Excision of the Transformation Zone). Since 1990, the LLETZ procedure has become a standard approach to care in the clinical office practice of most gynecologists. These LLETZ procedures have been done using monopolar electrosurgical systems. The use of monopolar electrosurgical systems requires the use of an external return electrode and the use of insulated ancillary instruments. Electrosurgical energy in a monopolar system flows along a random pathway from the point of contact of the active electrode, through the patient's body, seeking the external return electrode. Alternative ground pathways in contact with the patient's body present a risk of alternate site burns as the electrosurgical energy exits the patient's body at a point other than the external return electrode.

     The use of the bipolar LLETZ system removes the requirement for the use of insulated ancillary instruments and can reduce the overall cost of the disposable components required for treatment through the use of a proprietary design bipolar electrode and the elimination of the requirement for a patient return electrode.

     The following are advantages of BEI Medical's bipolar electrosurgical therapy systems when employed for LLETZ treatment:

     o Patented electrode design provides precise area of electrosurgical effect.

     o Reduces overall cost of disposable components through elimination of items required for monopolar treatments.

     o Eliminates risk of alternate site burns associated with monopolar technology.

     o    Eliminates need for insulated ancillary instruments.

Fibroid Treatments

     During the course of their lives, it is estimated that as many as 50% of all women will develop uterine fibroids (benign tumors, also known as myomas). Uterine fibroids can cause an enlargement of the uterus that puts pressure on the bladder, resulting in frequency of urination or incontinence; if the fibroid grows towards the back, pressure can cause lower back pain, discomfort with activity or intercourse, or constipation. A fibroid may cause sterility if it blocks the fallopian tube. It may also interfere with fetal growth, and may cause difficult childbirth. Fibroid growth is stimulated by estrogen, and hormonal drug therapies exist which can be used to shrink fibroids on a short-term basis only. These drugs, which block the production of estrogen by the ovaries, do not offer a long-term solution since side effects mimic menopause. Although the majority of women with fibroids may never have symptoms that require treatment, it is estimated that 30% of the 600,000 hysterectomies performed annually in the United States are the choice of last resort for symptomatic fibroids.

     Fibroids can grow either subserosally (near the outer surface of the uterus) or submucousally (inside the uterus). Symptomatic subserosal fibroids are often treated by hysterectomy, but can also be surgically removed through a myomectomy, thus leaving the uterus intact. Myomectomies require a similar surgical approach as an abdominal hysterectomy and can expose the patient to significant risk. When the fibroid is excised during a myomectomy, there is a risk of hemorrhage due to the vascularity of the uterus wall and the uterine wall requires repair with sutures to regain its structural integrity. Recently a laparoscopic technique has been introduced to remove subserosal fibroids which requires the surgeon to puncture the uterine wall and cut the fibroid into small pieces with a mechanized device. This procedure is highly skill dependent and can result in adhesion (scar tissue) formation between the uterine wall and adjacent organs.

     BEI Medical's BiSafe(R) bipolar electrosurgical therapy system includes specially designed laparoscopic needle electrodes for a treatment of fibroids, known as myolysis. Utilizing laparoscopic visualization, the surgeon introduces the bipolar needle electrode, retracted into its protective sleeve, through a small puncture in the abdominal wall. The electrodes are advanced and introduced into the fibroid tissue, and bipolar electrosurgical energy desiccates the fibroid and destroys its blood supply. This procedure can be repeated if there are multiple fibroids. In the weeks following the treatment, the fibroid(s) shrink in size, relieving the symptoms caused by the original growth of the fibroid(s), avoiding the need for complete surgical removal. The Company plans to introduce the laparoscopic portion of the BiSafe system to the market in calendar year 1999.

     The gynecologist can treat submucousal fibroids using a hysteroscopic resectoscope, an instrument adapted from urology, to electrosurgically shave away fragments of the fibroid. This technique requires significant distension of the uterus to create working space with the risk of excessive absorption of non-conductive (salt free) fluid into the vessels of the uterus due to the high-pressures (100-150 mmHg). When significant amounts of this non-physiologic fluid is absorbed, fluid overload can cause hyponatremia (dilution of body fluids resulting in electrolyte imbalance), pulmonary edema (fluid in the lungs), cerebral edema (swelling of the brain), and even deaths have been reported. This technique requires precise control of the depth of thermal destruction caused by the monopolar electrosurgical energy used to cut and coagulate. While this surgical technique offers advantages over traditional hysterectomy, clinical results are extremely dependent on the skill and experience of the surgeon.

     BEI Medical's BiSafe bipolar electrosurgical therapy system to treat submucousal fibroids is being expanded to include: i.) specially designed bipolar needle electrodes to shrink fibroids and ii.) specially designed resectoscope electrodes to allow the gynecologist to shave away fragments of a fibroid without the major risks of traditional systems. Much of the risk of excessive absorption of non-conductive fluid associated with the use of existing monopolar resectoscope systems is eliminated, since the patented bipolar system will allow use of physiologically compatible fluids to distend the uterine cavity. The Company intends to introduce the hysteroscopic portion of the BiSafe system in late calendar year 1999.

     The following are advantages of BEI Medical's bipolar electrosurgical therapy systems when employed for subserosal and submucousal fibroid treatment:

     o Minimally invasive techniques to avoid hysterectomy and surgical myomectomy.

     o    Potential to preserve reproductive function by saving the uterus.

     o Bipolar hysteroscopic electrodes minimize risk of fluid overload through use of saline.

     o Bipolar electrosurgical technology eliminates damage to adjacent organs caused by random pathway monopolar current.

     o Eliminate risk of alternate site burns associated with monopolar technology.

The Corson Office Hysteroscopy System

     The need to provide a definitive diagnosis of uterine abnormalities led to the development of hysteroscopy. A gynecologist may look inside the uterus with a hysteroscope, a thin telescope-equipped device that is inserted through the cervix. The hysteroscope is attached to a light source and camera allowing the gynecologist to view the endometrial lining on a video monitor to identify fibroids, make directed biopsies, and perform minimally invasive therapeutic procedures. Direct visualization of the lining of the uterus provides a more precise diagnosis of uterine abnormalities than D&C, HSG or ultrasound imaging.

     Gynecologists commonly use hysteroscopy; however, in the past most hysteroscopic procedures have been done in the hospital environment, often in the operating room under general anesthesia. This has been due to a number of factors, including the high cost of complete hospital style hysteroscopy systems, large diameter instrumentation that makes comfortable use in the office with local anesthesia impractical, and the lack of third party payor incentives for office based procedures.

     The transition of hysteroscopic procedures from the hospital environment to the gynecologist's office practice is being driven by the following: i.) patient's desire to avoid hospitalization, ii.) physician's desire for efficient use of time resulting in improved office economics, and iii.) third party payors are providing incentives to relocate procedures to more cost-effective environments. The Company believes that only 20-25% of the approximately 19,000 gynecology practices in the United States are currently equipped to offer office-based hysteroscopic procedures to their patients, providing a significant business opportunity to the Company.

     The Company has obtained an exclusive license to manufacture and market the Corson Office Hysteroscopy System, developed in conjunction with Stephen Corson, M.D., a recognized authority on and teacher of hysteroscopic techniques, and is currently marketing the product. This system is designed around a specially developed telescope that has a smaller diameter (3mm) and is equipped with an optical system that provides a wider field of view than other hysteroscopic telescopes. This optical system allows panoramic viewing of the uterine cavity without significant maneuvering of the telescope, thus eliminating the principal source of patient discomfort. The system also features a patented hysteroscopic CO2 insufflator that allows precise control of distension of the uterine cavity for diagnostic procedures without the need for fluid management systems.

     The Company believes that the Corson Office Hysteroscopy System offers a distinct advantage compared to traditional hysteroscopy systems by incorporating the following features:

     o    Reduced outer diameter allows for use with patient comfort.

     o    Panoramic viewing without uncomfortable instrument manipulation.

     o Option of CO2 gas or continuous flow liquid for distension of the uterus.

     o    Modular  design  to  minimize  initial  investment,   allowing  future
          expansion of capabilities.

     o    Both diagnostic and therapeutic capabilities.

     o    Instrumentation for biopsy, cutting and grasping.

     o Specifically designed for office use with a favorable cost/benefit ratio.

Sales and Marketing

     The Company's sales and marketing strategy is to increase market penetration through the expansion of its direct sales and marketing activities targeting the more than 33,000 gynecologists practicing in the United States. BEI Medical's domestic distribution network includes approximately 12 inside sales personnel and two field managers in addition to 17 independent manufacturers' representative organizations, employing approximately 61 field representatives to market its products directly to gynecologists in hospitals, surgical centers and office based practices. BEI Medical's independent manufacturer's representative organizations generally consist of experienced sales professionals with industry-specific knowledge. They also represent manufacturers of other medical products that are complementary with the Company's products and work on a straight commission basis.

     The Company's direct sales force can leverage its existing customer relationships by introducing newly developed, acquired or licensed systems and devices which are complementary to the Company's current product lines. In addition, through the introduction of new products that enhance the gynecologist's practice, such as the HTA, the bipolar electrosurgical therapy systems, and the Corson Office Hysteroscopy System, management intends to expand the Company's base of customers for both existing and new products.

     The Company plans to further penetrate international markets through expansion of its network of country-specific distributors. Internationally, BEI Medical sells its products through distributors in 45 countries and distributors in 14 countries have begun marketing the HTA. The Company may also rely on these distributors to assist it in obtaining reimbursement approvals from both government and private insurers in certain international markets. The Company does not currently have distributors in a number of significant international markets that it has targeted and will need to establish additional international distribution relationships in order to sell its products in those markets.

     Additionally, the Company offers electrosurgical devices and disposable electrodes designed specifically for gastrointestinal endoscopy. These products are sold through a separate network of independent manufacturer's representatives. This range of gastrointestinal products is not expected to provide a significant increase in future revenues. Also, a variety of products are manufactured by BEI Medical for sale by third parties under various original equipment manufacture ("OEM") agreements, but the Company expects these OEM arrangements to decline as a percentage of revenues. In fiscal 1998, revenue of gastrointestinal endoscopy products and OEM revenue were 9.7% and 9.9% of BEI Medical's revenue, respectively, compared to 8.9% and 17.1% in fiscal 1997 and 15.5% and 14.5% in fiscal 1996.

     The Company also markets products that are manufactured by third party vendors, where the regulatory approval and compliance for these products has been obtained and is controlled exclusively by the third party vendor. Any FDA regulatory or compliance actions against these companies could affect the third party vendor's ability to supply the Company, which in turn could have a material adverse impact on the Company.

     BEI Medical plans to continue to support its gynecology sales and marketing efforts through the participation in regional and national trade shows which the Company believes will reinforce market presence, increase awareness of its products, introduce new products, and develop actionable sales leads for its sales force. Periodic distribution of its specialty office gynecology direct mail catalog will also be continued. Promotional literature and new product announcements will continue to be distributed via insertion with invoices and insertion in merchandise shipments to leverage relationships with existing customers as well as maintaining its on-line catalog (www.beimedical.com).

     The Company plans to participate in and sponsor postgraduate courses on the diagnosis and treatment of cervical conditions to support the marketing of products such as the Gyne-Tech colposcopes and the Bipolar LLETZ system. Sponsorship will be provided for clinically-based seminars conducted by the Company's clinical investigators to familiarize practitioners with innovative systems and devices developed by the Company, such as the Hydro ThermAblator. Internationally, BEI Medical will continue to support the efforts of its distributors through sponsorship of guest speakers at national conventions and at clinical seminars and through the sponsorship of postgraduate courses.

Competition

     The Company operates in a highly competitive industry. Many of the Company's existing competitors have significantly greater financial resources and manufacturing capabilities, are more established, have larger marketing and sales organizations and have larger technical staffs than the Company. BEI Medical believes that its products compete primarily on the basis of price, design, performance, reliability, delivery service and support.

     The principal competitors for the Company's core gynecology products include Circon Corporation, CooperSurgical, Inc., a subsidiary of The Cooper Companies, Inc., Karl Storz GmbH, Leisegang Medical, Inc., a subsidiary of Galileo Corporation, Olympus Corp., Utah Medical Products, Inc., Wallach Surgical Devices, Inc., and Richard Wolf Medical Instruments Corp. The principal competitors for the Company's Hydro ThermAblator and the bipolar electrosurgical therapy system include FemRx, Inc., a subsidiary of Ethicon, Inc./Johnson & Johnson, Gynecare, a subsidiary of Ethicon, Inc./Johnson & Johnson (whose ThermaChoice balloon, a device for endometrial ablation, has been cleared to be marketed in the United States by the FDA), Valleylab, Inc., a subsidiary of U.S. Surgical/Tyco (whose VestaBlate balloon, a device for endometrial ablation, has been cleared by the FDA to be marketed in the United States) and Wallsten Medical SA.

     Other large healthcare companies may enter the market for minimally invasive diagnostic and therapeutic gynecological products in the future. Competing companies may succeed in developing technologies and products that are efficacious or more cost effective than those currently offered or that may be developed by BEI Medical.

     The Company believes that its ability to compete effectively depends on its ability to continue to develop proprietary products that fulfill unmet gynecological market needs and to anticipate changing marketplace demands, to continue to attract and retain highly qualified personnel, to obtain the required regulatory approvals, and to continue to manufacture and successfully market high quality products. See "Risk Factors -- Competition; Uncertainty of Technology Change."

Manufacturing

     BEI Medical's manufacturing operations consist primarily of the manufacture and assembly of electromechanical equipment such as the Hydro ThermAblator, electrosurgery generators, endoscope illuminators, endoscopes and electronic insufflators. Some component fabrication and assembly of various non-electrical products, both disposable and reusable, is also performed. Approximately 29.3% of the Company's annual revenue in fiscal 1998 was derived from internally manufactured products. The Company also utilizes contract manufacturers to make a variety of non-electrical medical devices to Company design specifications, including the disposable HTA procedure kit, hysteroscopy systems, disposable catheters and reusable instruments. Approximately 54.1% of the Company's annual revenue in fiscal 1998 was derived from products produced for the Company by contract manufacturers. In addition, the Company purchases a number of products for resale under both exclusive license agreements and non-exclusive agreements including the Company's line of bipolar generators and disposables, smoke evacuators, colposcopes and cryosurgery products. See "Risk Factors --Dependence on Third Party Vendors."

     BEI Medical also produces a variety of electrosurgical generators, laparoscopic insufflators, endoscopic light sources, and associated disposable products designed for use in various medical/surgical procedures and sold under OEM labeling arrangements.

     In the third quarter of fiscal 1998, the Company consolidated its manufacturing, distribution and administrative activities located in Hackensack, New Jersey and Chatsworth, California into a single 24,400 square foot facility located in Teterboro, New Jersey. The Company believes the consolidation will reduce operating costs due to the elimination of redundant operations and provide additional space to accommodate future growth. Additionally, engineering efforts are underway to reduce the cost of the disposable HTA procedure kit as volume increases by streamlining production methods and eliminating or replacing higher cost methods and materials.

     In order to commercialize the HTA successfully, BEI Medical must manufacture or assemble the HTA itself or through third parties in accordance with the FDA requirements, in commercial quantities, at high quality levels and at reasonable costs. The Company has not yet produced the HTA in substantial quantities, but expects that its manufacturing experience with other medical electronic systems and consumable medical products will be transferable to the HTA. Failure of the Company to produce the HTA in commercial quantities at high quality levels and at commercially reasonable prices would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Scale Up Risk."

     During fiscal 1996, BEI Medical's manufacturing facilities received ISO 9001 certification from Lloyds Register Quality Assurance, Ltd. ("LRQA"). LRQA will conduct semiannual audits in Teterboro, New Jersey. The most recent audit of the Company's manufacturing facilities in Teterboro, New Jersey was in

October 1998. The audit report did not include any negative observations or identify any areas of noncompliance. Additionally, the Company's facilities and documentation procedures for the manufacture of medical devices are required to conform to the FDA's Quality System Regulations ("QSR") through its facilities inspection program. The FDA most recently inspected the Company's manufacturing facilities in Teterboro, New Jersey in September 1998 for compliance with the QSR. Upon completion of the inspection, the FDA did not issue a Notice of Adverse Findings. Withdrawal of QSR compliance status would have a material adverse effect on the Company's business, financial condition and results of operations.


Research and Development; Technology

     BEI Medical intends to develop and expand its market share through internal development, licensing and acquisition of additional product lines. The Company's principal development effort has focused on proprietary devices for minimally invasive procedures in gynecology. The Company's internally funded research and development expenditures were $2,866,000, $1,864,000 and $1,328,000 for the fiscal years 1998, 1997 and 1996, respectively. The Company anticipates that the vast majority of current spending on research and development over the next 12 months will be devoted to completing the HTA clinical trials and gaining FDA approval of the product. Product concepts, internally or externally originated, are developed into commercially viable systems and devices by relying on core competencies. The Company's areas of core competency include visualization, gas pressure/flow control, fluid delivery, energy delivery, microprocessor systems, catheter technology and surgical instrumentation/fabrication. For instance, development of the HTA system from the Goldrath patent required application of visualization technology to allow the gynecologist to monitor the process, precise control of fluid pressure and energy delivery to perform the ablation and microprocessor control of complex heating and safety systems. Additionally, the Company continues development efforts to improve and enhance its disposable and instrument product lines for both outpatient and office applications. Through strategic alliances, the Company also continues to develop new applications related to fibroid resection for its bipolar electrosurgical generators. The Company also works with several OEM customers for the adaptation of its proprietary technology to various private label requirements.

     BEI Medical has developed working relationships with key clinicians on the evaluation and use of innovative products and procedures that address gynecological conditions. The Company has formed a Scientific Advisory Board consisting of leading practitioners, which consults on the refinement of existing lines, on new product development, on evaluation of new technologies and treatment approaches, and on changes in healthcare reimbursement policies and practices.


Licenses, Patents and Proprietary Technology

     The Company's policy is to protect its proprietary position by, among other methods, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to the development of its business.

     The Company's success depends in part on its ability to obtain and maintain patent protection for its products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's strategy regarding the protection of its proprietary rights and innovations is to seek patents on those portions of its technology that it believes are patentable and to protect as trade secrets other confidential and proprietary information.

     As of October 3, 1998, the Company had a portfolio including 16 United States patents and one allowed United States patent, in addition to certain issued foreign patents. Among the 16 patents issued in the United States, four patents are related to the development of the HTA. Corresponding applications have been filed in certain foreign countries relative to the HTA. The Company's policy is generally to file patent applications in foreign countries where rights are available and the Company believes it is commercially advantageous to do so. No assurance can be given that any patents from pending patent applications or from any future patent applications will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. The Company also owns certain registered trademarks, and has applied for other trademarks in certain foreign countries.

     Inclusive to the patent portfolio, the Company holds the rights and title to the patent for its Uterine Manipulator/Injector ZUMI product line, under an agreement with James H. Harris, M.D. This patent was issued in 1984 and is expected to expire in 2001. This ZUMI product line accounts for a significant percentage of the Company's disposable instrument revenues.

     In 1997, the Company entered into an agreement with Valley Forge Scientific Corporation giving the Company worldwide marketing rights for distribution of the bipolar electrosurgical therapy systems, in the field of gynecology. This patented bipolar technology is applicable to LLETZ procedures. Patents cover the bipolar generator product and the loop electrode product for LLETZ, each of which are owned by Valley Forge. Nothing in this agreement constitutes a transfer to BEI of any of the patents, intellectual property rights, trade secrets or know-how of Valley Forge relating to the Valley Forge products or a license for BEI to use such patents, intellectual property rights, trade secrets or know-how. The remaining term of the agreement is 57 months subject to negotiating annual minimum requirements after the first fifteen-month period, for subsequent twelve-month periods.

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and many companies in the industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement litigation or an interference proceeding declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions. The defense and prosecution of patent suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to the Company, to protect the Company's trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings involving the Company will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel.

An adverse determination in a judicial or administrative proceeding or failure to obtain necessary license could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company also relies upon trade secrets and technical know-how and continuing technological innovations to develop and maintain its competitive position. The Company typically requires its employees, consultants and advisors to execute appropriate confidentiality and assignment of invention agreements in connection with their employment, consulting or advisory relationship with the Company. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any such breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology, or that the
Company  can   meaningfully   protect  its  rights  in  unpatented   proprietary
technology.

Government Regulation

     The preclinical and clinical testing, manufacturing, labeling, distribution and promotion of the Company's products are subject to extensive and rigorous government regulation in the United States and other countries. Noncompliance with applicable requirements can result in enforcement action by the United States Food and Drug Administration, including, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution.

     A medical device may be marketed in the United States only with the FDA's prior authorization. Devices classified by the FDA as posing less risk are placed in Class I or Class II and require the manufacturer to seek "510(k) clearance" from the FDA prior to marketing. Such clearance generally is granted when submitted information establishes that a proposed device is "substantially equivalent" in intended use and safety and effectiveness to a "predicate device," which is a legally marketed Class I or Class II device or a "preamendment" (in commercial distribution before May 28, 1976) Class III device for which the FDA has not called for PMA applications (defined below).

     The Company's HTA system is classified by the FDA as a Class III device, which is considered to pose the greatest risk to patients (e.g., life-sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to a predicate device). A Class III device generally must undergo the FDA's PMA process, which requires the manufacturer to prove the safety and effectiveness of the device to the FDA's satisfaction. A PMA application must provide extensive preclinical and clinical trial data and information about the device and its components regarding, among other things, manufacturing, labeling and promotion. As part of the PMA review, the FDA will inspect the manufacturer's facilities for compliance with the QSR, which includes elaborate testing, control, documentation and other quality assurance procedures.

     Upon submission, the FDA determines if the PMA application is sufficiently complete to permit a substantive review and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which the Company believes typically takes one to three years, but may take longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a "not approvable" determination based on deficiencies in the application and require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years. In recent years, the FDA has heightened its scrutiny of clinical data submitted in support of PMA applications. During the review period, an FDA advisory committee, typically a panel of clinicians, likely will be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel's recommendation is important to the FDA's overall decision making process.

     If the FDA's evaluation of the PMA application is favorable, the FDA typically issues an "approvable letter" requiring the applicant's agreement to comply with specific conditions (e.g., changes in labeling) or to supply specific additional data (e.g., longer patient follow up) or information (e.g., submission of final labeling) in order to secure final approval of the PMA application. Once the approvable letter is satisfied, the FDA will issue a PMA order for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA order can include post-approval conditions that the FDA believes are necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in enforcement action, including withdrawal of the approval. The PMA process can be expensive and lengthy, and no assurance can be given that any PMA application will ever be approved for marketing. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, to its labeling or to its manufacturing process that affects the safety or effectiveness of the device. There can be no assurance that a PMA application will be submitted for any of the Company's Class III devices or that, once submitted, the PMA application will be accepted for filing, found approvable, or, if found approvable, will not take longer than expected to obtain or include unfavorable restrictions.

     A clinical study in support of a PMA application for a "significant risk" device requires an Investigational Device Exemption ("IDE") application approved in advance by the FDA for a limited number of patients. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. The clinical study may begin if the IDE application is approved by the FDA and the appropriate institutional review board ("IRB") at each clinical study site or through use of a central IRB. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical study after obtaining IRB approval without the need for FDA approval. In all cases, the clinical study must be conducted under the auspices of an IRB pursuant to FDA's regulatory requirements intended for the protection of subjects and to assure the integrity and validity of the data. During a clinical study, the Company is permitted to sell the products used in the study for an amount that does not exceed recovery of the costs of manufacture, research, development and handling. The Company's failure to adhere to regulatory requirements generally applicable to clinical studies or to any conditions of IDE approval could result in a refusal by the FDA to grant marketing clearance or approval for the Company's products. There can be no assurance that any clinical study proposed by the Company will be approved by the FDA, will be completed or, if completed, will provide data and information that support PMA approval or 510(k) clearance or that support authorization for additional clinical investigations of the type necessary to obtain approval or clearance.

     Devices manufactured or distributed by the Company pursuant to FDA clearance or approval will be subject to pervasive and continuing regulation by the FDA and certain state agencies. The Company will be subject to inspection by the FDA and such state agencies, and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the United States, including the FDA's labeling regulations, the QSR, the Medical Device Reporting ("MDR") regulations (which require that a manufacturer report to the FDA certain types of adverse events involving its products), and the FDA's general prohibitions against promoting products for unapproved or "off-label" uses. In addition, Class II devices can be subject to additional special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines) that do not apply to Class I devices. The Company's failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Unanticipated changes in existing regulatory requirements, failure of the Company to comply with such requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal. There can be no assurance the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's business, financial condition and results of operations.

     The Company distributes products manufactured by third party vendors, where the regulatory approval and compliance for these products has been obtained and is controlled by the third party vendor. Any FDA regulatory or compliance actions against these companies could affect the third party vendor's ability to supply the Company or require the Company's participation in product recalls, which in turn could have a material adverse impact on the Company.

     The Food and Drug Administration Modernization Act of 1997 also makes changes to the device provisions of the Food, Drug and Cosmetic ("FDC") and other provisions in the FDC Act affecting the regulation of devices. Among other things, the changes will affect the IDE, 510(k) and PMA processes, and also will affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and postmarket surveillance, accredited third party review, and the dissemination of off label information. The Company cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of the Company's products.

     Distribution of the Company's products outside the United States is also subject to regulation, which varies widely from country to country. The time required to obtain needed regulatory clearance by particular foreign governments may be longer or shorter than that required for FDA clearance or approval. In addition, the export by the Company of certain of its products that have not yet been cleared or approved for domestic distribution may be subject to FDA export restrictions. There can be no assurance that the Company will receive on a timely basis, if at all, any foreign government or United States export approvals necessary for the marketing of its products abroad.

     In January 1995, the Medical Device Directive ("MDD") was fully implemented in the European Union, which is intended to make European Union regulatory requirements more consistent. Under MDD, the Company is subject to "prior notice" of intent to conduct clinical studies in the European Union. This process, similar to the FDA IDE process, requires regulatory documents and test information to be submitted to the governmental agency of each country in which the Company intends to conduct clinical studies. In order to commence commercial marketing of its products in the European Union, the Company is required to file for a CE Mark approval. In January 1998, the Company received CE Mark approval for the HTA System from LRQA, an organization that certifies the safety of medical device products and the quality assurance systems put in place by the manufacturer of the medical device. There can be no assurance, however, that the Company will be successful in obtaining CE Mark approval for any other products in a timely manner, if at all, and any failure to receive or delay in receiving such approval could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Government Regulation."

Employees

     As of October 3, 1998, BEI Medical had 73 full-time employees, including 11 in research, development and engineering, 24 in marketing and sales, 27 in operations and 11 in administration. There are no unions representing the Company's employees. The Company believes that its relations with its employees are good.

Risk Factors

Limited Operating History; History of Losses and Possible Future Losses; Fluctuations in Operating Results

     The Company has a limited  medical device  operating  history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. Historically, BEI Medical has incurred significant losses in its medical device business and expects losses to continue for at least the next several years. In addition, the Company expects that it will continue to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities and research and development. BEI Medical's future revenues will depend upon, among other factors, its ability to cost-effectively commercialize the Hydro ThermAblator (HTA) and any other of the Company's new products, such as its hysteroscopy system and its bipolar electrosurgical therapy system. There can be no assurance that the HTA or such other new products will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales of such products. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. In the event the Company is unable to achieve profitability or secure additional sources of capital, its ability to continue as a going concern may be severely impaired. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- New Products and Technologies."

     The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside the Company's control. These factors include actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, the timing and size of international distributor purchases and the timing of product approvals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Future Capital Needs

     The Company's capital requirements depend on numerous factors, including the progress of the Company's clinical research and product development programs, the timing and receipt of regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements also depend on the resources required to expand and develop a direct sales force in the United States and to expand the Company's manufacturing capacity, and the extent to which the Company's products gain market acceptance and sales. The timing and amount of such capital requirements cannot be predicted accurately. The Company is currently seeking additional financing. Consequently, although the Company believes its existing cash balances together with operating revenues, tax refunds and anticipated working capital financing will provide adequate funding to meet the Company's liquidity requirements for the next twelve months, there can be no assurance that additional financing will be available on terms favorable to the Company, or at all. In the event the Company is unable to generate sufficient cash flows from revenues or secure additional sources of capital, its ability to continue as a going concern may be severely impaired. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants and/or also be dilutive to stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Government Regulation

     The medical devices to be marketed and manufactured by the Company are subject to extensive regulation by the FDA and, in some instances, by foreign and state governments. Pursuant to the Federal Food, Drug, and Cosmetic Act, as amended (the "FDC Act"), and the regulations promulgated thereunder, the FDA regulates the preclinical testing, manufacture, labeling, sale, distribution, and promotion of medical devices. Before a new device can be introduced into the market, the manufacturer must obtain market clearance through either the 510(k) premarket notification process or the lengthier PMA application process. Noncompliance with applicable requirements, including FDA's QSR can result in, among other things, warning letters, fines, injunctions, civil penalties, public notifications, recall or seizure of products, total or partial suspension of product revenues, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA has the authority to require repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

     The process of complying with FDA regulations with respect to new and existing products can be costly and time-consuming. FDA requirements for the Company's HTA require obtaining FDA premarket approval. The first stage of the PMA process is submission of an application for an IDE. The IDE permits clinical evaluations of products on human subjects under controlled experimental conditions by designated qualified medical institutions. The Company is conducting clinical trials of the HTA pursuant to a phased IDE that has been approved by the FDA. The Company completed a Phase I safety feasibility study of the HTA in April 1996 and in June 1998 completed a Phase II feasibility study limited to twenty patients. The Company has also obtained FDA conditional approval for Phase III trials and is currently enrolling and treating patients. The Company is required to conduct a full-scale Phase III safety and efficacy study to obtain data necessary to support the submission of a PMA application. There can be no assurance that any data obtained from the Phase III study will support the safety and effectiveness of the HTA.

     The second stage of the PMA process is the PMA application, which is a comprehensive report of all data and information obtained by the applicant throughout the product's development and testing. The PMA includes reports of prior inventions, QSR information, the results of bench testing of the device and other data and information including the results of the IDE clinical studies. The FDA will issue a PMA if it finds that the safety and effectiveness of the product have been sufficiently demonstrated and that the product complies with all applicable regulations and standards. After reviewing the PMA application, the FDA may require further clinical evaluation of the product, terminate the clinical studies, issue a PMA, or require additional patient follow-up for an indefinite period of time. Approval of the Company's PMA application for its HTA will depend on a wide variety of factors, many of which are outside the Company's control. There can be no assurance that the Company will reach a stage of development at which filing a PMA application will be appropriate, nor that it will be successful in obtaining a PMA for the HTA in a timely manner, or at all, which is necessary to market the Company's HTA commercially in the United States. Delays in obtaining marketing approvals and clearances in the United States, or recalls related to the Company's other products, could have material adverse effects on the Company and its operations. Although the Company has been successfully inspected with respect to its former facilities for compliance of its operations with the QSR, final approval of the HTA will require an inspection by the FDA to determine whether the Company's operations at its new facilities conform with the FDA's current QSR. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, to its labeling or to its manufacturing process that affects the safety or effectiveness of the device.

     Until the Company receives a PMA for the HTA, the Company will be subject to FDA-imposed limitations on the number of HTA procedures that may be performed in the United States, as well as the number and location of clinical sites at which procedures may be performed. As the Company approaches these limitations, it will be required to apply to the FDA for approval of additional procedures, but there can be no assurance that such approval will be received on a timely basis, if at all. Should it reach the limits authorized by the FDA, the Company would be unable to conduct additional HTA procedures in the United States until such time as a PMA is approved, if at all, or until such time as approval for additional clinical procedures is obtained. The timing of the PMA review process is unpredictable, and the failure to obtain the necessary approval on a timely basis would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company manufactures and markets a number of general gynecological and surgical devices for which 510(k) clearances have been obtained. Any modifications to the Company's currently marketed devices that could significantly affect their safety or efficacy or that would constitute a major change to the intended use will require new 510(k) submissions. There can be no assurance that Company can obtain such 510(k) clearances in a timely fashion, or at all. Delays in modifications resulting from the 510(k)-clearance process could materially adversely effect the Company. In addition, the Company has made modifications to its 510(k) cleared devices that the Company believes do not require new 510(k) notices based upon an FDA guidance document intended to assist the companies in performing the analysis of whether a new 510(k) submission is required. There can be no assurance, however, that the FDA would agree with any of the Company's determinations not to submit a new 510(k) notice for any of the changes made to the device. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA.

     In addition, the Company manufactures and markets products, including ZSI gynecological products and Meditron medical devices, the rights to which it obtained through the acquisition of other medical device companies. There can be no assurance that the acquired companies were in compliance with applicable FDA regulations at the time they were acquired and that any noncompliance on the part of the acquired companies would not have regulatory consequences for the Company. Noncompliance on the part of the acquired companies could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is subject to certain FDA regulations governing defective products and complaints about its products. The Company's products are subject to recall at any time by the FDA or the Company if it appears that use of the products could result in, among other things, unwarranted health risks. The FDA has authority to inspect the Company's facilities to ensure compliance with the FDC Act and regulations thereunder. Failure to comply with these regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company distributes products manufactured by third party vendors, such as the bipolar electrosurgical systems provided by Valley Forge and the colposcope and cryosurgical systems provided by Gyne-Tech Instrument Corporation ("Gyne-Tech"), where the regulatory approval and compliance for these products has been obtained and is controlled by the third party vendor. Any FDA regulatory or compliance actions against these companies could affect the third party vendor's ability to supply the Company or require the Company's participation in product recalls, which in turn could have a material adverse impact on the Company.

     The FDA regulates the export of medical devices that have not been approved or cleared for marketing in the United States. The Company expects to export products directly to the European Union under the provisions of the FDA Export Reform and Enhancement Act of 1996. In certain instances, however, the Company may need to apply for export approval from the FDA. There can be no assurance that required approvals will be granted.

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

     The Food and Drug Administration Modernization Act of 1997 also makes changes to the device provisions and other provisions in the FDC Act affecting the regulation of devices. Among other things, the changes will affect the IDE, 510(k) and PMA processes, and also will affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and postmarket surveillance, accredited third party review, and the dissemination of off-label information. The Company cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of the Company's products.

     Unanticipated changes in existing regulatory requirements, failure of the Company to comply with such requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal. There can be no assurance the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's business, financial condition and results of operations.

     Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. The Company anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery and payment systems. Legislative debate is expected to continue in the future, and the Company cannot predict what impact the adoption of any federal or state healthcare reform measure or future private sector reform may have on its business.

     Medical device laws are also in effect in many countries outside the United States in which the Company does business. These range from comprehensive device approval requirements to requests for product data or certifications. The number and scope of these requirements are increasing. This trend toward increasing product regulation is evident in the European Union, where efforts are under way to harmonize the regulatory systems. In January 1995, the MDD was fully implemented in the European Union, which is intended to make regulatory requirements of European Union countries more consistent. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA approval and requirements for licensing may differ from FDA requirements. Under MDD, the Company is subject to "prior notice" of intent to conduct clinical studies in the European Union. This process, similar to the FDA IDE process, requires regulatory documents and test information to be submitted to the governmental agency of each country in which the Company intends to conduct clinical studies. In order to commence commercial marketing of its products in the European Union and the European Free Trade Association, the Company is required to file for a CE Mark approval. Although the Company has obtained a CE Mark for most of its products, including the HTA, which allows the Company to commence marketing of these products in countries that are members of the European Union and the European Free Trade Association, subject to limited regulations in certain countries, there can be no assurance that the Company will be successful in obtaining CE Mark approval for any other products on a timely basis if at all, and any failure to receive or delay in receiving could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Government Regulation."

Risks Related to Possible Acquisitions

     The Company may seek to expand its operations through future acquisitions of other complementary businesses or product lines. There can be no assurance that the Company will be able to identify or acquire additional businesses, or to successfully integrate and profitably manage acquired businesses. In addition, increased competition for acquisition candidates may develop, in which event there may be fewer acquisition opportunities available to BEI Medical as well as higher acquisition prices. Further, acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, risks related to having adequate corporate and financial controls and procedures to manage and monitor the Company's operations as they expand, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in the fiscal quarters immediately following the consummation of such transactions. There also can be no assurance that businesses acquired in the future will achieve anticipated revenues and earnings. In addition, margins may be negatively impacted to the extent that margins on acquired product lines are lower than BEI Medical's average margins. There can be no assurance that acquisitions can be consummated on acceptable terms, that any acquired businesses can be integrated successfully into the Company's operations, or that any such acquisitions will not have a material adverse effect on BEI Medical's business, financial condition and results of operations.

Uncertainty of Market Acceptance

     The Company's success is dependent upon acceptance by the medical community of the HTA and, to a lesser extent, other new products introduced by the Company as reliable, safe and cost-effective treatments for the medical conditions they are intended to treat. There can be no assurance that the HTA or such other products will gain any significant degree of market acceptance among physicians, patients and healthcare payors, even if the necessary international and United States regulatory approvals are obtained. BEI Medical believes that recommendations and endorsements by physicians will be essential for market acceptance of the HTA and such other products, and there can be no assurance that any such recommendations or endorsements will be obtained. The Company believes that physicians will not use the HTA unless they determine, based on clinical data and other factors, that the HTA is an attractive treatment alternative for excessive menstrual bleeding and offers clinical utility in a cost-effective manner. Although the Company believes that physicians will not require extensive training prior to using the HTA, acceptance among physicians will depend upon the Company's ability to train potential users of the HTA in interventional techniques, and the willingness of such users to learn these new techniques. Failure of BEI Medical to achieve significant market acceptance of the HTA and other new products introduced by the Company would have a material adverse effect on the Company's business, financial condition and results of operations. Any future products developed by the Company that gain regulatory approval will have to compete for market acceptance and market share. The timing of market introduction of competitive products could adversely affect the competitiveness of the Company's products. Accordingly, the relative speed with which the Company can develop new products, complete clinical testing and the regulatory approval process and supply commercial quantities of the product to the market are expected to be important competitive factors. The Company expects that competition in the gynecological device market will be based on many factors, including clinical outcomes, ease of use, relative efficacy, safety, product reliability, physician familiarity with the device, third-party reimbursement policies, patent protection, sales and marketing capability, reputation and price. There can be no assurance that FDA approval will be obtained for the Company's products, that competitors will not introduce new products with similar or more advanced features or that the market will accept the Company's products. See "Business -- New Products and Technologies."

Scale-Up Risk

     In order to commercialize the HTA successfully, BEI Medical must manufacture or assemble the HTA by itself or through third parties in accordance with FDA requirements in commercial quantities, at high quality levels and at commercially reasonable costs. The Company has no experience in manufacturing and assembling the HTA in commercial quantities. The Company has not yet produced the HTA in commercial quantities at commercially reasonable costs, and there can be no assurance that it will be able to do so. As a result, there can be no assurance that BEI Medical will not encounter difficulties in scaling up its manufacturing capabilities, including problems involving production yields, quality control, component supply and shortages of qualified manufacturing personnel. Failure of the Company to produce the

HTA in commercial quantities at high quality levels and at commercially reasonable prices would have a material adverse effect on the Company's business, financial condition and results of operations.

Limited Direct Sales Experience

     The Company has only limited experience in direct field sales and marketing of the HTA and other products both domestically and internationally. BEI Medical recently established a direct domestic field sales force of independent manufacturers' representatives to market and sell the HTA (if approved by the FDA) and other products. The Company has no direct international field sales force, and has only a limited number of partnership relationships with international distributors to market the HTA and other products. There can be no assurance that the Company will be successful in establishing additional partnership relationships on commercially reasonable terms, if at all. Achieving market acceptance for the HTA and other products will require BEI Medical to establish additional marketing and direct sales capability sufficient to support sales in commercial quantities. Establishing such capability will require significant resources and there can be no assurance that the Company will be able to recruit and retain additional qualified marketing personnel or direct sales personnel or that future sales efforts of the Company will be successful. The failure to establish and maintain an effective distribution channel for the HTA and other products or to establish and retain qualified and effective sales personnel to support commercial sales of the Company's HTA and other products would have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with International Sales

     The Company markets and sells its products internationally through a network of distributors. The Company's international sales are dependent upon the marketing efforts of, and sales by, these distributors. BEI Medical may also rely on these distributors to assist it in obtaining reimbursement approvals from both government and private insurers in certain international markets. In general, the Company has chosen to operate through small distribution firms because of its belief that these firms will devote greater attention to the Company's products. The use of small distributors increases the risks associated with financial instability of distributors, which includes the risk that distributors will cease operations or will be unable to satisfy financial obligations to the Company. If a distributor were to fail to invest adequate capital promoting the Company's products or were to cease operation, the Company would likely be unable to achieve significant revenues in the territory. In addition, because the Company has only recently commenced international sales, it has only limited sell-through experience with many of its distributors. BEI Medical also does not currently have distributors in a number of significant international markets that it has targeted and will need to establish additional international distribution relationships. There can be no assurance that the Company will engage qualified distributors on commercially reasonable terms in a timely manner. The failure to engage such distributors or the failure of such distributors to achieve significant revenues from sales of the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

     A number of other risks are inherent in international operations and transactions. International revenues and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations and fluctuations in foreign currency exchange rates. There can be no assurance that the Company will be able to successfully commercialize any of its existing or future products in any international market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Reliance on Patents and Protection of Proprietary Technology

     BEI Medical's ability to compete effectively will depend substantially on its ability to develop and maintain the proprietary aspects of its technology. There can be no assurance that any of the Company's issued patents, or any future patents that may be issued, will offer any degree of protection to the Company's products against competitive products. There can be no assurance that any patents that may be issued or licensed to the Company or any of the Company's patent applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property disputes, and some companies in the industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation or interference or other proceedings in the USPTO. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued or licensed to the Company, to protect the Company's trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others.

     Any litigation or USPTO proceedings involving BEI Medical will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or USPTO proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although some patent and intellectual property disputes in the medical device area have been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include substantial ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all. An adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company also markets products that are manufactured by third party vendors, where the regulatory approval and compliance for these products has been obtained and is controlled exclusively by the third party vendor. Any FDA regulatory or compliance actions against these companies could affect the third party vendors' ability to supply the Company, which in turn could have a material adverse impact on the Company.

     In addition to patents, BEI Medical relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to an individual by the Company during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties or utilized by the individual, except in specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering services to BEI Medical shall be the exclusive property of the Company. There can be no assurance that the Company's proprietary information will not be misused or confidentiality agreements with employees, consultants and others will not be breached, that the Company will become aware of such breach or will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. See "Business -- Research and Development; Technology" and "--Licenses, Patents and Proprietary Technology."

Uncertainty Relating to Third-Party Reimbursement and Healthcare Reform

     In the United States, hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third-party payors, such as government health administration authorities and private health insurance plans, to reimburse all or part of the cost associated with the treatment of patients. Although reimbursement for diagnostic and therapeutic procedures to treat uterine disorders such as menorrhagia, or excessive uterine bleeding and fibroid treatment have generally been available in the United States, there is no assurance that it will continue to be the case or that the fees currently allowed for these procedures will not be reduced. Furthermore, there can be no assurance, even if the Company's products are cleared by the FDA for new clinical applications, that full reimbursement will be available for such procedures. BEI Medical could also be adversely affected by changes in reimbursement policies of government or private healthcare payors, particularly to the extent that any such changes affect reimbursement for diagnostic or therapeutic procedures in which the Company's products are used. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from healthcare payors for procedures in which the Company's products are used, or adverse changes in government and private third-party payors' policies toward reimbursement for such procedures, could have a material adverse effect on the Company's business, financial condition and results of operations.

     Market acceptance of the Company's products in international markets may be dependent in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored and private healthcare insurance. Although BEI Medical will seek international reimbursement approvals, obtaining such approvals can require 12 to 18 months or longer and there can be no assurance that any such approvals will be obtained in a timely manner, that the Company will obtain sufficient reimbursement, or that the Company will obtain any reimbursement at all. Failure to receive additional international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the international markets in which the Company is seeking approvals and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Sales and Marketing."

     The Company expects that there will be continued pressure on cost-containment throughout the United States healthcare system. Reforms may include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups and fundamental changes to the healthcare delivery system. The Company anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on the Company.

Competition; Uncertainty of Technology Change

     The medical device industry is highly competitive and characterized by constant innovation and technological change. Many of the Company's existing competitors have significantly greater financial and manufacturing capabilities, are more established, have larger marketing and sales organizations, and have larger technical staffs than the Company. Such companies are developing and marketing devices directly competitive with the Company's products for the diagnosis and treatment of disorders and conditions of the cervix, uterus and other aspects of the reproductive system, as well as products used to facilitate oncological procedures and perform pelvic reconstructive surgery. The principal competitors for the Company's core gynecology products include Circon Corporation, CooperSurgical, Inc., a subsidiary of The Cooper Companies, Inc., Karl Storz GmbH, Leisegang Medical, Inc., a subsidiary of Galileo Corporation, Olympus Corp., Utah Medical Products, Inc., Wallach Surgical Devices, Inc., and Richard Wolf Medical Instruments Corp. The principal competitors for the Company's Hydro ThermAblator and the bipolar electrosurgical therapy system for fibroid treatment include FemRx, Inc., a subsidiary of Ethicon, Inc./Johnson & Johnson; Gynecare, a subsidiary of Ethicon, Inc./Johnson & Johnson (whose ThermaChoice balloon has been cleared by the FDA to be marketed in the United States), Valleylab, Inc., a subsidiary of U.S. Surgical/Tyco (whose VestaBlate has been cleared by the FDA to be marketed in the United States), and Wallsten Medical SA. See "Business -- Competition."

     Other large healthcare companies may enter the market for minimally invasive diagnostic and surgical gynecological products in the future. Competing companies may succeed in developing technologies and products that are efficacious or more cost effective than those currently offered or that the Company may develop. There can be no assurance that these companies will not succeed in developing technologies and products that are more effective than any which have been or are being developed by BEI Medical or that would render the Company's technologies or products obsolete or not competitive. The Company also competes with such other companies for clinical sites to conduct trials. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects competition for devices and service to treat excessive menstrual bleeding to increase. See "Business -- Competition."

Product Liability Risk; Limited Insurance Coverage

     The medical device industry has historically been litigious, and BEI Medical faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury. Although the Company has not experienced any claims to date, the Company plans to market new technology and there can be no assurance that the Company will not experience losses due to product liability claims in the future. BEI Medical currently maintains product liability insurance with coverage limits of $1,000,000 per occurrence and $2,000,000 in the aggregate. The Company's products are highly complex and some are, or will be, used in medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death. As a result, the Company currently carries product liability insurance covering its products with policy limits per occurrence and in the aggregate which the Company has deemed to be sufficient. It cannot be predicted, however, whether such insurance is sufficient, or if not, whether the Company will be able to obtain such insurance as is sufficient, to cover the risks associated with the Company's business or whether such insurance will be available at premiums that are commercially reasonable. A successful claim against - or settlement by - the Company in excess of its insurance coverage or the Company's inability to maintain insurance in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Employees

     BEI Medical is dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to manage its transition to commercial-scale operations, and hence its success, will depend on the efforts of these individuals. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, and there can be no assurance that the Company will be able to attract and retain such personnel. The Company does not currently have key person insurance on the life of any employee.

Dependence on Third Party Vendors

     The Company relies on third party vendors for certain of the contract manufacturing services and for certain of the components used in the Company's products. Approximately 54.1% of BEI Medical's fiscal 1998 net revenues were realized from products produced by contract manufacturers. Two contract manufacturers supply products that accounted for approximately 32.8% and 11.9%, respectively, of the Company's net revenues for the 1998 fiscal year. Additionally, a number of significant components, such as thermisters and heater rods, are purchased from sole source suppliers. For certain contract manufactured products and components there are relative few sources of supply, and establishing additional or replacement suppliers for such components or services cannot be accomplished quickly. Although the Company tries to maintain sufficient quantities of inventory of such components to minimize production delays or interruptions, there can be no assurance that the Company will find suitable alternatives at reasonable prices, if at all, or that any such alternatives will remain available to the Company. The Company's inability to obtain acceptable contract manufacturing services or suppliers of components in a timely manner or find and maintain suitable replacement contract manufacturing services or suppliers of components would have a material adverse effect on the Company's business, financial condition and results of operations, including its ability to manufacture its products and supply its customers.

Year 2000

     Currently, many computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such Year 2000 requirements, especially those with internally developed systems.

     The Company and third parties, with which the Company does business, rely on numerous computer programs in their day-to-day operations. The Company's Year 2000 project is divided into the following major sections: infrastructure and applications software commonly referred to as "IT Systems", third party suppliers and customers commonly referred to as "External Agents", process control and instrumentation and company products.

     IT Systems. The Company has completed a preliminary assessment of Year 2000 issues as they relate to the Company's IT systems. This analysis includes such activities as order taking, billing, purchasing/accounts payable, general ledger/financial, and inventory. Systems critical to the Company's business are commercial packages available from third party vendors and currently in use with little modification. According to information provided by the suppliers of these products, Year 2000 compliant versions of these systems are available. In some cases, the version of the software the Company is currently using is believed to be compliant in all storage and calculation functions but may have some screens that display a two-digit year. In other cases, the version of the software currently in use is believed to be fully Year 2000 compliant, based upon representation received from the vendors. In still other cases, the version of the software currently being operated by the Company is not Year 2000 compliant. However, for software that is not Year 2000 compliant, the Company has acquired an updated version of the software that is believed to be Year 2000 compliant based upon representations from the vendor. The Company plans to use both internal and external resources to test the versions of the software believed to be Year 2000 compliant and to complete such testing by the middle of calendar year 1999 and plans to implement these versions before the end of fiscal year 1999. The Year 2000 analysis and upgrading of existing systems are being performed as a part of the Company's routine maintenance of computer systems and are not anticipated to be material to the Company's financial results.

     External Agents. The Company is currently assessing the impact of Year 2000 readiness of External Agents with which the Company relies for critical products and services. The Company is developing questionnaires and letters of inquiry to be sent to the External Agents to assist the Company in assessing the Year 2000 readiness of its External Agents and evaluate the scope of the Company's exposure. The letter to be sent to each External Agent will be tailored to the significance of the contribution each makes to the Company's business. The Company anticipates that the assessment phase of this part of the project will be completed by early calendar year 1999. To date, the Company is not aware of any External Agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that External Agents will be Year 2000 ready. The inability of External Agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by External Agents is not determinable.

     Process Control and Instrumentation. All other items with potential Year 2000 issues are currently being inventoried and evaluated. These include such items as telephone systems, security systems, HVAC, copiers, FAX machines, production equipment, tools and other process systems. The Company anticipates that the assessment phase of this part of the project will be completed by early calendar year 1999 and anticipates it will utilize both internal and external resources to reprogram, replace and test noncompliant equipment. Although the Company is in the early phases of this portion of the Year 2000 project, based upon a preliminary review the Company does not anticipate costs related to this portion of the project to be material to the financial results of the Company.

     Company Products. In addition, BEI Medical has reviewed the Year 2000 issue as it relates to the electronic products manufactured for sale by the Company. The Company believes that none of its products are date sensitive or will require modification to become Year 2000 compliant. Accordingly, the Company does not believe the Year 2000 issue presents a material exposure as it relates to the Company's products.

     While the Company currently believes that it has an effective program in place to resolve the Year 2000 issues in a timely manner, as noted above, the Company has not yet completed all necessary phases of the Year 2000 project. In the event that the Company does not complete any additional phases, the Company would be unable to efficiently take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company.

     The Company currently has no contingency plan in place in the event it does not successfully complete all phases of its Year 2000 project. The Company plans to evaluate the status of completion in early calendar year 1999 and determine whether such a plan is necessary.

Control by Existing Stockholders and Management

     The Company's directors, officers and their affiliates beneficially own approximately 28.6% of the outstanding Common Stock (assuming exercise of vested stock options). As a result of such Common Stock ownership, the Company's directors, officers and their affiliates, if they voted together, would be able to exercise significant influence over the election of members of the Company's Board of Directors and other corporate actions requiring stockholder approval. See "Security Ownership of Certain Beneficial Owners and Management."

Limitation on New Equity

     The Company completed the spin-off of BEI Technologies, Inc. ("Technologies") at the end of fiscal year end September 1997. Shortly prior to the transaction, on August 5, 1997, President Clinton signed the Taxpayer Relief Act of 1997 (the "Act"), which would deny tax-free treatment to any spin-off that is "part of a plan (or series of related transactions) pursuant to which one or more persons acquire directly or indirectly" a 50% or greater (measured by vote or value) equity interest in either the distribution corporation of the spun-off corporation. Under the Act, transactions occurring within the period beginning two years before the date of distribution and ending two years after the distribution generally would be presumed to have occurred pursuant to a plan.

     In response to the new law, and in conjunction with tax counsel's opinion regarding the tax-free nature of the spin-off of Technologies, the management of the Company represented to tax counsel that it had no plan or intention to issue shares after the transaction in an amount such that 50% of the outstanding shares of the Company (measured by vote or value) after such issuance would have been issued during the four-year period beginning two years prior to the date of the spin-off.

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

Forward-Looking Statements

     The statements contained in this Form 10-K Annual Report that are not historical fact are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "would," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements contained in this Form 10-K Annual Report regarding matters that are not historical facts are only predictions. The Company's future results of operations and other forward looking statements contained in the Form 10-K Annual Report, in particular the statements concerning revenues, pricing, new products development, future capital needs and Year 2000 issues, involve a number of risks and uncertainties. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. Forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of the assumptions underlying the Company's forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this Form 10-K Annual Report. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and results achieved during the period covered by any particular forward-looking statements may differ substantially from those predicted. Consequently, the inclusion of forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Executive Officers and Directors of the Company

     The directors, executive officers and key employees of the Company and their ages and titles as of December 10, 1998 are as follows:

Name                        Age      Title
----                        ---      -----

Charles Crocker             59       Chairman of the Board of Directors

Herbert H. Spoon            54       President and Chief Executive Officer

Samuel Dickstein            58       Vice President, New Business
                                     Development and Technology

Thomas W. Fry               54       Vice President, Finance and
                                     Administration, Secretary and Treasurer

Dr. Ralph M. Richart(1)     64       Director

Richard W. Turner           52       Director

Dr. Lawrence A. Wan(2)      60       Director

Gary D. Wrench(1)(2)        65       Director

----------
(1) Member of the Audit Committee

(2) Member of the Compensation Committee

     Mr. Charles Crocker, a founder of the Company, has served as Chairman of the Board of Directors of the Company since October 1974. Mr. Crocker served as President and Chief Executive Officer of the Company from October 1995 until the Distribution. Mr. Crocker is President and Chief Executive Officer of Technologies. He served as President of Crocker Capital Corporation (a Small Business Investment Company), from 1970 to 1985, and as General Partner of Crocker Associates, a venture capital investment partnership, from 1970 to 1990. He currently serves as a director of Technologies, Fiduciary Trust Company International, Pope & Talbot, Inc. and KeraVision. Mr. Crocker holds a B.S. from Stanford University and an M.B.A. from the University of California, Berkeley.

     Mr. Herbert H. Spoon has served as President and Chief Executive Officer of the Company since April 1998. Prior to joining the Company, Mr. Spoon was President and Chief Executive Officer of LifeQuest Medical, Inc., a designer, developer, manufacturer and distributor of disposable and reusable gynecological and general surgical devices. Mr. Spoon also served as the President of Gynopharma, Inc., from 1987 to 1991, a company specializing in the development and distribution of gynecological pharmaceuticals, devices and diagnostics which was acquired by Johnson & Johnson. He also served as Vice President and General Manager of Lederle Laboratories, the U. S. pharmaceutical division of American Cyanamid. Prior to that, Mr. Spoon had 15 years of experience with Ciba-Geigy, including senior management positions. Mr. Spoon holds a B.S. degree from Howard Payne University.

     Mr. Samuel Dickstein served as Vice President, New Business Development and Technology of BEI Medical Systems Company, Inc. from June 1997 until the merger of that entity into Electronics in November 1997. He served as Vice President, Operations, from the acquisition of Meditron Devices, Inc. by the Company in 1992 until June 1997. Prior to the acquisition, Mr. Dickstein, a co-founder of Meditron Devices, Inc., served as a Vice President from 1987 to 1992. From 1970 to 1978 Mr. Dickstein served as Electro-Medical Engineering Manager for American Cystoscope Makers (Circon Corp.). Mr. Dickstein holds a B.S.E.E. from the City College of New York and has also completed graduate level studies in Electrical Engineering at both New York University and the New Jersey Institute of Technology.

     Mr. Thomas W. Fry served as Vice President, Finance and Administration of BEI Medical Systems Company, Inc. from October 1992 until the merger of the subsidiary into Electronics in November 1997. Mr. Fry was employed by
Disctronics Ltd. as Corporate Controller from 1989 to 1992, by Cavitron, Inc./CUSA, a medical device, engineering and manufacturing company, as Controller/CFO from 1986 to 1989, and by Cheeseborough-Ponds International as Manager of Profit Planning and Manufacturing Controller from 1979 to 1986. Prior to that time, Mr. Fry was employed by GTE from 1970 to 1979 in various accounting and financial roles, including three years as the Controller of GTE Sylvania in Caracas, Venezuela. Mr. Fry holds a B.S. from Southeast Missouri State University and an M.B.A. with academic honors from Pace University.

     Dr. Ralph M. Richart has been a director of the Company since November 1997 and was a director of BEI Medical Systems Company, Inc. from 1996 until that Company's merger into Electronics in November 1997. Dr. Richart is a Professor of Pathology and Obstetrics in Gynecology at the Columbia University College of Physicians and Surgeons and Director of Gynecological Pathology and Cytology at the Sloane Hospital for Women in New York City. He served as a Career Research Development Awardee at the Medical College of Virginia before moving to Columbia-Presbyterian Medical Center in 1963. His professional interests have centered around obstetrical and gynecological pathology and cytology with particular emphasis on the study of cervical neoplasia and, more recently, the relationship of the human papillomavirus to lower genital tract neoplasia. He is the past President of the International Gynecologic Cancer Society. He received his medical training at the University of Rochester School of Medicine and Dentistry, and completed his pathology residency in the Harvard Hospitals system.

     Mr. Richard W. Turner founded in 1991 what is now the Company as a subsidiary of Electronics. Mr. Turner served as President of that subsidiary from 1991 until it merged into the Company in November 1997, and then as President of the Company until April 1998. He has served as a director of the Company since September 1997. Previously, President of the Healthcare Group for the Cooper Companies, Mr. Turner has held executive leadership positions in the medical industry for over 20 years, including President and Director of Cooper-LaserSonics, Inc., President of CooperVision Inc., President and Chief Executive Officer/Director for Pancretec, Inc. and President of Kay Laboratories. Mr. Turner holds a B.S. from Old Dominion University and an M.B.A. from Pepperdine University.

     Dr. Lawrence A. Wan has been a director of the Company since November 1997. He served as Vice President and Chief Technical Officer of Electronics from July 1990 to September 1997, and is currently Vice President and Chief Technical Officer of Technologies, and President of SiTek, Inc., a Technologies subsidiary. From 1984 until 1990, he served as Vice President,

Engineering, of Systron Donner Corporation, and also held various other technical and general management positions with that company between 1979 and 1984. From 1968 through 1979, he was founder and Chief Executive Officer of Sycom, Inc., a commercial electronics company. Prior to that, he worked for Hughes Aircraft Company where he headed the Radar Systems Section of the Hughes Ground Systems Group. In 1962, Dr. Wan and two other professors established an Engineering School at the University of California, Santa Barbara, where he also taught Engineering. Dr. Wan holds B.S., M.S. and Ph.D. degrees in Engineering and Applied Sciences from Yale University.

     Mr. Gary D. Wrench has been a director of the Company since 1986. He served as Senior Vice President and Chief Financial Officer of Electronics from July 1993 to September 1997. From April 1985 to July 1993, he served as Vice President of Electronics and President and Chief Executive Officer of Motion Systems Company, Inc., then a wholly owned subsidiary of Electronics that is now a part of Technologies. Previous experience includes 20 years with Hughes Aircraft Company, including an assignment as President of Spectrolab, Inc., a Hughes subsidiary. He currently serves as a director of Technologies. Mr. Wrench holds a B.A. from Pomona College and an M.B.A. from the University of California, Los Angeles.

Staggered Board of Directors

     The Company has a staggered Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control or management of the Company. For purposes of determining their term of office, directors are divided into three classes, with the term of office of the first class to expire at the 2001 annual meeting of stockholders, the term of office of the second class to expire at the 1999 annual meeting of stockholders and the term of office of the third class to expire at the 2000 annual meeting of stockholders.

     Class I consists of Dr. Wan; Class II consists of Mr. Crocker and Dr. Richart; and Class III consists of Mr. Turner and Mr. Wrench. Directors elected to succeed those directors whose term expires will be elected for a three-year term of office. All directors hold office until the next annual meeting of stockholders, at which their term expires, and until their successors have been duly elected and qualified. Executive officers serve at the discretion of the Board. There are no family relationships among any of the officers and directors.

Board Committees

     The Board of Directors of the Company has established an Audit Committee (consisting of Dr. Richart and Mr. Wrench) which reviews the results and the scope of the audit and other services provided by the Company's independent accountants and periodically reviews the results of the Company's internal audit controls, and a Compensation Committee (consisting of Dr. Wan and Mr. Wrench) which makes recommendations concerning salaries, incentives and other forms of compensation for directors, executive officers and other key employees of the Company and administers various incentive compensation and benefits plans.

ITEM 2. PROPERTIES

     The Company's principal executive offices are located in leased office space in Teterboro, New Jersey. The Company operates one other facility in Chatsworth, California, and maintains office space in various locations throughout the United States for sales and technical support. BEI Medical's principal facilities are as follows:

     Location                  Description of Facility
     --------                  -----------------------

     Teterboro, New Jersey     Leased 24,400 square foot manufacturing,
                                   engineering, and administrative facility.

     Chatsworth, California    Leased 3,400 square foot administrative and
                                   marketing facility.

     The lease agreement for the Teterboro facility expires on June 8, 2004, and the Company has the option to extend the term of this lease for five additional years. The monthly base rent through February 2000 is approximately $21,445, plus the Company's pro rata share of maintenance expenses and real estate taxes with immaterial increases thereafter through the end of the lease term. The lease agreement for the Chatsworth facility expires on May 31, 1999. The monthly base rent is approximately $4,225, plus the Company's pro rata share of certain operating expenses and real estate taxes.

     Management believes that the current facilities are adequate and suitable for the current operations of the Company.

ITEM 3. LEGAL PROCEEDINGS

     In July 1998, the Company settled a lawsuit commenced in 1993 by CooperSurgical, Inc., a subsidiary of The Cooper Companies ("CooperSurgical"), for unspecified damages alleging unfair competition due to actions by the Company and its then president Richard Turner, a former employee of The Cooper Companies, and others.

     In July 1998, the parties signed a final settlement agreement whereby the Company paid $300,000 in cash, net of insurance reimbursement, and agreed to pay up to $100,000 in royalties on future product revenues.

     From time to time, BEI Medical may become involved in or subject to various litigation and legal proceedings incidental to the normal conduct of the
Company's  business.   The  Company  is  not  involved  in  any  material  legal
proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock was initially offered to the public in July 1989 and traded on the Nasdaq National Market System under the Nasdaq symbol "BEII" from August 1, 1989 through the fiscal year end of September 27, 1997. During the period from October 3 to October 7, 1997, the stock traded under the Nasdaq symbol "BEIV". After October 7, 1997, the Company's common stock began trading under the Nasdaq symbol "BMED."

     On September 27, 1997, having transferred all of its non-medical device businesses to Technologies in exchange for all of Technologies' outstanding common stock, Electronics distributed that stock to its stockholders in a tax-free spin-off of Technologies (the "Distribution"). As a result of the spin-off of Technologies, whose business represented the majority of Electronic's assets and revenues, the market price of the Company's stock adjusted to account for the Distribution. On November 4, 1997, Electronics merged with its subsidiary, BEI Medical Systems Company, Inc., and changed its name to BEI Medical Systems Company, Inc. The closing price of the Company's common stock was $1.875 on December 10, 1998.

     Set forth below are the high and low closing sale prices on the National Market System for the periods indicated. Such quotations do not reflect retail markups, markdowns or commissions.

    1998 Fiscal Year                                                                  Cash Dividend
       (ended 10/03/98)                                  High              Low           Declared

    Fourth Quarter                                      $4.25             $1.06           $0.00

    Third Quarter                                       $5.50             $3.13           $0.00

    Second Quarter                                      $4.88             $3.69           $0.00

    First Quarter
       (from October 9, 1997)                           $4.38             $3.50           $0.00

    1997 Fiscal Year                                                                  Cash Dividend
       (ended 9/27/97)                                  High              Low           Declared

    Fourth Quarter                                     $14.50            $10.38           $0.02

    Third Quarter                                      $11.00             $8.00           $0.02

    Second Quarter                                     $12.38            $10.38           $0.02

    First Quarter                                      $11.25             $9.25           $0.02
    -----------------------------------------------------------------------------------------------

     As of December 10, 1998, there were approximately 1,100 holders of record of the Company's common stock. There are no restrictions on the Company's ability to pay dividends; however, it is currently the intention of the Board of Directors to retain any and all earnings for use in the Company's business and the Company does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend, among other factors, upon the earnings, capital requirements, operating results and financial condition of the Company. The Board of Directors has not declared and the Company did not pay dividends in fiscal 1998. Prior to the Distribution, the Board of Directors declared and the Company paid quarterly cash dividends of $.02 per share of common stock in each quarter of fiscal 1997.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data for the five fiscal years presented below is derived from the audited Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

     The data and the  accompanying  analysis in  "Management's  Discussion  and
Analysis of Financial Condition and Results of Operations" cover periods in which the Company's operations include business segments which are now operated by Technologies and include the results of those business segments as discontinued operations by the Company. Continuing operations of the Company are comprised of the medical device business carried on by the Company's majority-owned subsidiary BEI Medical Systems Company, Inc. prior to the Distribution, which subsequent to the Distribution comprised all of the Company's operations. For further information see Note 1 to the Consolidated
Financial Statements, Technologies' Form 10, "General Form for Registration of Securities", as amended (File No. 0-22799) and the Technologies Form 10-K for the fiscal year ended September 27, 1997 (File No. 0-22799).

(in thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------------------------------
                                                                           Year Ended
                                                   --------------------------------------------------------------------------
                                                   October 3,      September       September      September        October 1,
                                                     1998          28, 1997        27, 1996       30, 1995          1994
-----------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Revenue                                           $   9,651       $  10,005       $   9,357       $   8,847       $   8,678
Loss from continuing operations                      (4,971)         (4,348)         (2,682)         (2,350)         (2,458)
Income (loss) from discontinued operations               --           4,583           4,571          (2,041)            714

Net income (loss)                                    (4,971)            235           1,889          (4,391)         (1,744)
Loss from continuing operations per common
     share, basic and diluted                     ($   0.68)      ($   0.64)      ($   0.40)      ($   0.36)      ($   0.38)
Earnings (loss) from discontinued
     operations per common share, basic and
     diluted                                             --            0.67            0.68           (0.30)           0.11
Earnings (loss) per common share, basic and
     diluted                                      ($   0.68)      $    0.03       $    0.28       ($   0.66)      ($   0.27)
Cash dividends per common share                          --       $    0.08       $    0.08       $    0.08       $    0.08
Weighted average shares outstanding                   7,354           6,817           6,737           6,617           6,541

Balance Sheet Data:
Cash and cash equivalents                         $   3,504       $   9,271       $   9,128       $   9,023       $   1,103
Working capital (1)                                   8,284          11,085          38,102          35,923          40,189
Total assets (1)                                     17,388          22,584         115,011         113,738         112,432
Long-term debt (excluding current
     portion)                                            --              22             212             392             560
Stockholders' equity (1)                             14,440          17,660          55,972          53,319          57,829

(1) Amounts for working capital, total assets and stockholders' equity include discontinued operations for fiscal years 1996, 1995 and 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and in "Business."

     The following table sets forth, for the fiscal periods indicated, the percentage of revenue represented by certain items in the Company's Consolidated Statements of Operations.

                                                                            Year Ended
                                                            -------------------------------------------------
                                                             1998                1997               1996
-------------------------------------------------------------------------------------------------------------
Revenue                                                     100.0%               100.0%             100.0%
Cost of sales                                                58.4                 59.7               61.9
-------------------------------------------------------------------------------------------------------------
Gross profit                                                 41.6                 40.3               38.1
Operating expenses:
Selling, general and administrative expenses                 90.0                 78.8               69.6
Research, development and related expenses                   29.7                 18.6               14.2
-------------------------------------------------------------------------------------------------------------
Loss from operations                                        (78.1)               (57.1)             (45.7)
Other income                                                  3.2                  1.3                3.5
Interest expense                                             (0.2)                (0.7)              (1.2)
-------------------------------------------------------------------------------------------------------------
Loss before income taxes                                    (75.1)               (56.5)             (43.4)
Income taxes (benefit)                                      (23.6)               (13.0)             (14.8)
Loss from continuing operations                             (51.5)               (43.5)             (28.6)
Income  from discontinued operations                           --                 45.8               48.8
-------------------------------------------------------------------------------------------------------------
Net income (loss)                                           (51.5)%                2.3%              20.2%
=============================================================================================================

Revenue

Fiscal years 1998, 1997 and 1996

     In fiscal year 1998, the Company's revenues decreased 3.5% to $9,651,000 from $10,005,000 in fiscal year 1997. Revenues from gynecological products in fiscal year 1998 increased approximately 3.8% over fiscal year 1997 reflecting an increase in shipments of disposable catheter products and specialty stainless steel instruments. Additionally, international revenues from the Company's new Hydro ThermAblator grew 40.3% to $275,000 in fiscal year 1998 compared to $196,000 in fiscal year 1997. However, offsetting the above was a decline in OEM shipments from $1,710,000 in fiscal year 1997 to $950,000 in fiscal year 1998 reflecting the Company's decision to reduce marketing efforts related to its lower-margin OEM products in order to focus on its core of higher-margin women's healthcare products. Additionally, sales of several of the Company's OEM products declined on a year to year basis due to increased competition.

     The Company's revenues increased 6.9% to $10,005,000 in fiscal year 1997 from $9,357,000 in fiscal year 1996. Revenues from gynecology products in fiscal year 1997 increased 3.2% compared to fiscal year 1996 due to higher shipments of disposable catheters and reusable instruments. Additionally, OEM shipments increased to $1,710,000 in fiscal year 1997 compared to $1,360,000 in fiscal year 1996 reflecting shipments of special orders for minimally invasive surgery equipment in fiscal year 1997 and increased shipments of disposable catheters. Sales of the Hydro ThermAblator for endometrial ablation also contributed $196,000 in revenue in fiscal year 1997 following introduction of the system in certain international markets in that year. Partially offsetting the above was a decline in revenue from orthopedic products following the sale of the product line in fiscal year 1996.

     The Company's revenues from international customers were approximately 15.5%, 14.3% and 13.8% of the Company's revenue for fiscal years 1998, 1997 and 1996, respectively. International revenues can vary significantly as a percentage of revenues depending on the timing of shipments and size of orders.

Cost of Sales and Gross Profit

     Cost of sales as a percentage of revenue was 58.4%, 59.7% and 61.9% in fiscal years 1998, 1997 and 1996, respectively.

     The decrease in cost of sales as a percentage of revenue in fiscal year 1998 compared to fiscal year 1997 reflects a more favorable product mix resulting primarily from the decline in lower margin OEM revenues compared to the total revenue, plus reduced labor and overhead expenses following the Company's facilities consolidation, which was completed at the end of the third fiscal quarter of 1998.

     The decrease in cost of sales as a percentage of revenue in fiscal year 1997 from fiscal year 1996 resulted primarily from improved overhead absorption resulting from higher sales volume plus reduced overhead spending resulting from lower personnel costs.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses as a percentage of revenue were 90.0%, 78.8% and 69.6% in fiscal years 1998, 1997 and 1996, respectively.

     Selling, general and administrative expenses increased from $7,883,000 in fiscal year 1997 to $8,688,000 in fiscal year 1998. The higher expenses reflect: a $531,000 write-down of intangible assets to realizable value associated with the sale of the Company's GyneSys and HysteroSys product lines to Ethicon, Inc.; relocation and plant shutdown expenses of $329,000 associated with the Company's facilities consolidation; increased selling expenses of $354,000 associated with the development of the Company's field sales force of independent sales representatives; and higher legal and administrative expenses associated with the Company's efforts to obtain additional financing. The increase in expenses was partially offset by a benefit of $701,000, net of settlement, representing the reversal of previously expensed legal fees incurred in the completed litigation with CooperSurgical, Inc., which fees were reimbursed by the Company's insurance carrier.

     Fiscal year 1997 selling, general and administrative expenses increased by $1,366,000 from $6,517,000 in fiscal year 1996 to $7,883,000 in fiscal year
1997. The higher expenses resulted from increased selling expense of $698,000 due to expansion of the domestic sales force, higher marketing and promotional expenses, and the launch of the Hydro ThermAblator in international markets. Fiscal year 1997 expenses also included higher administrative and legal costs primarily associated with the Distribution of the common stock of BEI Technologies to the shareholders of BEI Electronics and other legal matters. See
Note 1 of Notes to Consolidated Financial Statements.

Research, Development and Related Expenses

     The Company's internally funded research, development and related expenses as a percentage of revenue were 29.7%, 18.6% and 14.2% for fiscal years 1998, 1997 and 1996, respectively.

     Development expense increased from $1,864,000 in fiscal year 1997 to $2,866,000 in fiscal year 1998 due to increased spending to support the Phase II and Phase III portions of the HTA clinical trials in the United States.

     Research and development expenses in fiscal year 1997 increased from fiscal year 1996 primarily because of increased spending for the development of the HTA and other new products and the Phase II clinical trials of the HTA.

     The Company believes that the continued timely development of new products and enhancements to its existing products is essential to maintaining its competitive position. Accordingly, the Company anticipates that such expenses will continue to increase in absolute amount, but may fluctuate as a percentage of revenue.

Interest Expense and Other Income

     Interest expense as a percentage of revenue decreased to 0.2% in fiscal year 1998 from 0.7% in fiscal year 1997 and decreased to 0.7% in fiscal year 1997 from 1.2% in fiscal year 1996 as existing debt was paid down and no new debt incurred.

     Other income in fiscal years 1998, 1997, and 1996 was comprised of interest income earned on highly liquid investments. Other income in fiscal year 1998 increased as a percentage of revenue to 3.2% from 1.3% in fiscal year 1997 reflecting the larger average cash balance over the course of fiscal year 1998 compared to fiscal year 1997.

Income Tax Benefit

     The Company's effective tax rate from operations was 31.4%, 23.0% and 34.0%, for fiscal years 1998, 1997 and 1996, respectively. The fiscal year 1998 and fiscal year 1997 tax rate vary from the statutory federal income tax rate as a result of an increase in the valuation allowance due to substantial uncertainties regarding the realizability of certain deferred tax assets and the Company's ability to benefit from the amortization of goodwill.

     In fiscal year 1998, an income tax benefit of $2,279,000 was derived from the carryback of losses incurred in fiscal year 1998 against taxes paid on the earnings of discontinued operations in fiscal year 1996 and fiscal year 1997. The amount of the carryback available to the Company is limited to the taxes paid on the earnings of the previous two fiscal years and, in fiscal year 1999, any carryback will be limited to approximately $300,000 remaining.

     In connection with the Distribution, the Company entered into a Tax Allocation and Indemnity Agreement with Technologies, as amended December 15, 1998. Under the terms of the agreement, Technologies and Medical are each responsible for the payment of 100% of the portion of federal and state taxes related to their and their respective subsidiaries activities for the periods prior to the Distribution in which both parties were included in consolidated income tax returns and are entitled to their portion of any income tax refunds for the same periods. For the periods after the Distribution, Medical is entitled to 100% of any carryback of losses or credits to prior years.

Discontinued Operations

     Net income for business segments now operated by BEI Technologies, Inc. was $4.6 million in each of fiscal years 1997 and 1996, respectively.

Liquidity and Capital Resources

     The Company's capital requirements depend on numerous factors, including the progress of the Company's clinical research and product development programs, the timing and receipt of regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements also depend on the resources required to expand and develop a direct sales force in the United States and to expand the Company's manufacturing capacity, and the extent to which the Company's products gain market acceptance and sales. The timing and amount of such capital requirements cannot be predicted accurately. The Company is currently seeking additional financing. Consequently, although the Company believes its existing cash balances together with operating revenues, tax refunds and anticipated working capital financing will provide adequate funding to meet the Company's liquidity requirements for the next twelve months, there can be no assurance that additional financing will be available on terms favorable to the Company, or at all. In the event the Company is unable to generate sufficient cash flows from revenues or secure additional sources of capital, its ability to continue as a going concern may be severely impaired. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants, and/or also be dilutive to stockholders.

     During fiscal 1998, operating activities of continuing operations utilized $6,172,000 in cash. The loss from operations of $4,971,000, plus an increase in refundable income taxes of $2,374,000, inventory purchases of $423,000 and decreases in accounts payable, accrued expenses and other liabilities of $172,000, were partially offset by non-cash charges for depreciation and amortization of $311,000 and $1,115,000, respectively, and a loss on the sale of assets of $545,000.

     Investing activities, which generated $579,000 in cash, consisted of $975,000 from the sale of a product line offset by purchases of plant and equipment of $372,000 and purchases of patents and licenses of $24,000.

     Cash used in financing activities consisted primarily of $191,000 in principal payments on long-term debt and other liabilities and proceeds from $17,000 for options exercised.

     The Company had no material capital or other commitments at October 3, 1998.

Year 2000

     Currently, many computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such Year 2000 requirements, especially those with internally developed systems.

     The Company and third parties, with which the Company does business, rely on numerous computer programs in their day-to-day operations. The Company's Year 2000 project is divided into the following major sections: infrastructure and applications software commonly referred to as "IT Systems", third party suppliers and customers commonly referred to as "External Agents", process control and instrumentation and company products.

     IT Systems. The Company has completed a preliminary assessment of Year 2000 issues as they relate to the Company's IT systems. This analysis includes such activities as order taking, billing, purchasing/accounts payable, general ledger/financial, and inventory. Systems critical to the Company's business are commercial packages available from third party vendors and currently in use with little modification. According to information provided by the suppliers of these products, Year 2000 compliant versions of these systems are available. In some cases, the version of the software the Company is currently using is believed to be compliant in all storage and calculation functions but may have some screens that display a two-digit year. In other cases, the version of the software currently in use is believed to be fully Year 2000 compliant, based upon representation received from the vendors. In still other cases, the version of the software currently being operated by the Company is not Year 2000 compliant. However, for software that is not Year 2000 compliant, the Company has acquired an updated version of the software that is believed to be Year 2000 compliant based upon representations from the vendor. The Company plans to use both internal and external resources to test the versions of the software believed to be Year 2000 compliant and to complete such testing by the middle of calendar year 1999 and plans to implement these versions before the end of fiscal year 1999. The Year 2000 analysis and upgrading of existing systems are being performed as a part of the Company's routine maintenance of computer systems and are not anticipated to be material to the Company's financial results.

     External Agents. The Company is currently assessing the impact of Year 2000 readiness of External Agents with which the Company relies for critical products and services. The Company is developing questionnaires and letters of inquiry to be sent to the External Agents to assist the Company in assessing the Year 2000 readiness of its External Agents and evaluate the scope of the Company's exposure. The letter to be sent to each External Agent will be tailored to the significance of the contribution each makes to the Company's business. The Company anticipates that the assessment phase of this part of the project will be completed by early calendar year 1999. To date, the Company is not aware of any External Agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that External Agents will be Year 2000 ready. The inability of External Agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by External Agents is not determinable.

     Process Control and Instrumentation. All other items with potential Year 2000 issues are currently being inventoried and evaluated. These include such items as telephone systems, security systems, HVAC, copiers, FAX machines, production equipment, tools and other process systems. The Company anticipates that the assessment phase of this part of the project will be completed by early calendar year 1999 and anticipates it will utilize both internal and external resources to reprogram, replace and test noncompliant equipment. Although the Company is in the early phases of this portion of the Year 2000 project, based upon a preliminary review the Company does not anticipate costs related to this portion of the project to be material to the financial results of the Company.

     Company Products. In addition, BEI Medical has reviewed the Year 2000 issue as it relates to the electronic products manufactured for sale by the Company. The Company believes that none of its products are date sensitive or will require modification to become Year 2000 compatible. Accordingly, the Company does not believe the Year 2000 issue presents a material exposure as it relates to the Company's products.

     While the Company currently believes that it has an effective program in place to resolve the Year 2000 issues in a timely manner, as noted above, the Company has not yet completed all necessary phases of the Year 2000 project. In the event that the Company does not complete any additional phases, the Company would be unable to efficiently take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company.

     The Company currently has no contingency plan in place in the event it does not successfully complete all phases of its Year 2000 project. The Company plans to evaluate the status of completion in early calendar year 1999 and determine whether such a plan is necessary.

Recent Accounting Pronouncements

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

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 1999. Because the Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments, management does not anticipate that the adoption of the new Statement will have any effect on the Company's consolidated financial position or results of operations.

Effects of Inflation

     Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments. The operations of the Company are conducted primarily in the United States and, as such, are not subject to material foreign currency exchange rate risk and outstanding debt which is not material, is at fixed rates of interest. The Company believes its market risk exposures are not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
BEI Medical Systems Company, Inc. and Subsidiaries

--------------------------------------------------------------------------------
(dollars in thousands except share amounts)          October 3,    September 27,
                                                        1998           1997
--------------------------------------------------------------------------------
ASSETS
Current assets
Cash and cash equivalents                              $3,504         $9,271
Trade receivables, less allowance for doubtful
     accounts (1998--$174; 1997--$112)                  1,897          1,958
Inventories--Note 4                                     3,087          2,939
Refundable income taxes                                 2,384             10
Other current assets                                      186            286
Deferred income taxes--Note 8                             174             --
--------------------------------------------------------------------------------
Total current assets                                   11,232         14,464

Plant and equipment
Equipment                                               1,569          1,461
Leasehold improvements                                     31            130
--------------------------------------------------------------------------------
                                                        1,600          1,591
Less allowances for depreciation and amortization         780            780
--------------------------------------------------------------------------------
Net plant and equipment                                   820            811

Other assets
Tradenames, patents and related assets, less
    amortization (1998--$4,560; 1997--$4,142)           1,846          3,708
Goodwill, less amortization (1998--$1,457;
    1997--$1,215)                                       3,353          3,595
Other                                                     137              6
--------------------------------------------------------------------------------
Total other assets                                      5,336          7,309
--------------------------------------------------------------------------------
Total assets                                          $17,388        $22,584
================================================================================
See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
BEI Medical Systems Company, Inc. and Subsidiaries

--------------------------------------------------------------------------------
(dollars in thousands except share amounts)            October 3,  September 27,
                                                          1998         1997
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable                                    $1,551        $346
Accrued expenses and other liabilities -- Note 6           1,376       2,785
Current portion of long-term debt--Note 7                     21         190
Deferred income taxes                                         --          58
--------------------------------------------------------------------------------
Total current liabilities                                  2,948       3,379

Long-term debt, less current portion -- Note 7                --          22
Minority interest in consolidated subsidiary -- Note 1        --       1,523
Commitments and contingencies -- Notes 12 and 13              --          --

Stockholders' equity -- Notes 2, 9 and 10
Preferred stock
     ($.001 par value; authorized 2,000,000 shares;
     none issued)                                             --          --
Common stock
     ($.001 par value; authorized 20,000,000 shares;
     issued and outstanding; 1998--7,778,296 shares;
     1997--7,114,513 shares)                                  10          10
Additional paid-in capital                                16,291      14,204
Retained earnings (deficit)                               (1,525)      3,446
--------------------------------------------------------------------------------
                                                          14,776      17,660
Less:  Unearned restricted stock and other -- Note 10       (336)         --
--------------------------------------------------------------------------------
Total stockholders' equity                                14,440      17,660
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity               $17,388     $22,584
================================================================================
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
BEI Medical Systems Company, Inc. and Subsidiaries

-------------------------------------------------------------------------------------------------------------------
                                                                                   Year Ended
-------------------------------------------------------------------------------------------------------------------
                                                                  October 3,      September 27,      September 28,
(dollars in thousands except share and per share amounts)            1998              1997              1996
-------------------------------------------------------------------------------------------------------------------
Revenue                                                             $9,651            $10,005           $9,357
Cost of sales                                                        5,638              5,972            5,792
-------------------------------------------------------------------------------------------------------------------
Gross profit                                                         4,013              4,033            3,565

Selling, general and administrative expenses                         8,688              7,883            6,517
Research, development and related expenses                           2,866              1,864            1,328
-------------------------------------------------------------------------------------------------------------------
                                                                    11,554              9,747            7,845
-------------------------------------------------------------------------------------------------------------------
Loss from operations                                                (7,541)            (5,714)          (4,280)

Other income                                                           312                136              324
Interest expense                                                       (21)               (70)            (110)
-------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                            (7,250)            (5,648)          (4,066)
Income tax benefit -- Note 8                                        (2,279)            (1,300)          (1,384)
-------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                     (4,971)            (4,348)          (2,682)
Income (loss) from discontinued operations, net of
income taxes of $1,788 and $1,412, for 1997 and 1996,
respectively                                                            --              4,583            4,571
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                  ($4,971)              $235           $1,889
===================================================================================================================

Loss from continuing operations per common share, basic
     and diluted                                                    ($0.68)            ($0.64)          ($0.40)
Earnings (loss) from discontinued operations  per
     common share, basic and diluted                                    --               0.67             0.68
-------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share, basic and diluted --
     Note 2                                                         ($0.68)             $0.03            $0.28
-------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding -- Note 2                     7,354,416         6,816,702        6,737,399
-------------------------------------------------------------------------------------------------------------------
Dividends per common share -- Note 2                                    --              $0.08            $0.08
===================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BEI Medical Systems Company, Inc. and Subsidiaries

--------------------------------------------------------------------------------------------------------------------
                                                                                     Year Ended
--------------------------------------------------------------------------------------------------------------------
                                                                     October 3,    September 27,       September 28,
(dollars in thousands)                                                  1998           1997                1996
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Loss from continuing operations                                       ($4,971)        ($4,348)           ($2,682)
Adjustments to reconcile net loss to net cash  used in
     operating activities:
Depreciation                                                              311             269                217
Amortization                                                            1,115           1,356              1,530
Provision for losses on trade receivables                                  62              57                 39
Loss on sale of assets                                                    545              --                 --
Deferred income taxes                                                    (233)           (261)               (26)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade receivables                                                          (1)           (302)              (187)
Inventories                                                              (423)           (854)              (267)
Refundable income taxes                                                (2,374)             --                 --
Other assets                                                              (31)           (142)               192
Trade accounts payable, accrued expenses and other
     liabilities                                                         (172)            164             (3,955)
--------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities of continuing
     operations                                                        (6,172)         (4,061)            (5,139)
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Purchases of plant and equipment                                         (372)           (263)              (316)
Purchases of patents and licenses                                         (24)           (186)              (136)
Proceeds from sale of assets                                              975              --                 --
Other                                                                      --              18               (297)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used  in) investing activities of
     continuing operations                                                579            (431)              (749)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from sale of minority interest                                    --              --              1,488
Principal payments on long-term debt and other liabilities               (191)           (715)              (678)
Proceeds from issuance of common stock, net                                --             872              1,067
Proceeds from stock option exercises                                       17              --                 --
Repurchase of stock                                                        --          (1,303)              (154)
Payment of cash dividends                                                  --            (563)              (555)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities of
     continuing operations                                               (174)         (1,709)             1,168
--------------------------------------------------------------------------------------------------------------------
Net cash provided by discontinued operations--Note 3                       --           6,344              4,825
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease)  in cash and cash equivalents                  (5,767)            143                105
Cash and cash equivalents at beginning of year                          9,271           9,128              9,023
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                               $3,504          $9,271             $9,128
====================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
BEI Medical Systems Company, Inc. and Subsidiaries

---------------------------------------------------------------------------------------------------------------------
                                                                                                Unearned
                                                      Additional    Retained                   restricted
(dollars in thousands)                       Common     paid-in     earnings      Treasury      stock and
                                              Stock     capital     (deficit)       stock         other        Total
---------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1995                  $9      $24,112      $41,721      ($11,793)       ($730)     $53,319
Net income for 1996                                                    1,889                                   1,889
Stock options exercised                                     842                                                  842
Employee Stock Purchase Plan
     offering--Note 11                                      225                                                  225
Restricted Stock Plan--Note 10                              594                                    (188)         406
Purchase of treasury stock--(15,000
     shares at $10.27 average per share)                                              (154)                     (154)
Cash dividends                                                          (555)                                   (555)
---------------------------------------------------------------------------------------------------------------------
Balances at September 28, 1996                   9       25,773       43,055       (11,947)        (918)      55,972
Net income for 1997                                                      235                                     235
Stock options exercised                          1          866                                                  867
Restricted Stock Plan--Note 10                              815                                    (475)         340
Purchase of treasury stock--(135,000
     shares at $9.67 average per share)                                             (1,303)                   (1,303)
Cash dividends                                                          (563)                                   (563)
Retirement of treasury stock                            (13,250)                    13,250
---------------------------------------------------------------------------------------------------------------------
Balances at September 27, 1997 before           10       14,204       42,727            --       (1,393)      55,548
     Distribution

Distribution                                                         (39,281)                     1,393      (37,888)
---------------------------------------------------------------------------------------------------------------------
Balances at September 27, 1997                  10       14,204        3,446            --           --       17,660
Net loss for 1998                                                     (4,971)                                 (4,971)
Restricted Stock Plan--Note 10                              329                                    (250)          79
Deferred Compensation                                       218                                     (86)         132
Stock options exercised                                      17                                                   17
Conversion of minority interest--Note 1                   1,523                                                1,523
---------------------------------------------------------------------------------------------------------------------
Balances at October 3, 1998                    $10      $16,291      ($1,525)           --        ($336)     $14,440
=====================================================================================================================

See notes to consolidated financial statements.

                        BEI MEDICAL SYSTEMS COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Basis of Presentation

     On September 27, 1997, BEI Electronics, Inc. ("Electronics") distributed to holders of Electronics common stock one share of common stock of BEI Technologies, Inc. ("Technologies"), a newly formed subsidiary, for each share of Electronics common stock held ("the Distribution"). In connection with the Distribution, Electronics transferred to Technologies all of the assets, liabilities and operations of its BEI Sensors & Systems Company, Inc. ("Sensors") and Defense Systems Company, Inc. ("Defense") business segments. Accordingly, the results of operations of the segments have been presented as discontinued operations for all periods presented.

     As of September 27, 1997, the sole asset of BEI Electronics was its investment in BEI Medical Systems Company, Inc. On November 4, 1997, Electronics merged with its subsidiary, BEI Medical Systems Company, Inc. ("Medical"), and became one company with Electronics as the surviving corporation (the "Merger"). As a result of the Merger, each outstanding share of common stock of Medical at that date (other than shares held by Electronics) was automatically converted into the right to receive 5.51615 shares of Electronics common stock.
Certificates for Electronics common stock were issued, rounded down to the nearest whole number of shares. Fractional shares of Electronics common stock that would have otherwise been issued in connection with the Merger have been redeemed by Electronics pro rata based on the last reported sale price of Electronics common stock on the last trading day preceding the merger. After the Merger, Electronics changed its name to BEI Medical Systems Company, Inc. (the "Company").

     The following table shows the conversion as of November 4, 1997 of the 6% minority interest in Medical common stock to Electronics common stock at a conversion rate of 5.51615 shares of Electronics common stock for every one share of Medical common stock held.

                                                        Common Shares

                                                 Pre-Merger        Post-Merger
                                                  Medical          Electronics
                                                Common Stock      Common Stock
     ---------------------------------------------------------------------------
     Johnson & Johnson                             52,131           287,561

     Management                                    12,650            69,778

     Others                                        15,721            86,716
     ---------------------------------------------------------------------------
                                                   80,502           444,055
     ===========================================================================

     Prior to the merger of Medical with Electronics, Medical had shares of Series A and B preferred stock outstanding which were converted to Medical common stock on a share-for-share basis.

                        BEI MEDICAL SYSTEMS COMPANY, INC.

Note 2
Summary of Significant Accounting Policies

     Operations: The Company is a manufacturer of diagnostic and therapeutic products focused on gynecology and women's health issues. In the U.S., the Company utilizes independent manufacturers' representative organizations, direct sales representatives, telemarketers and domestic distributors to market its products directly to end users, hospitals, surgical centers and doctors' offices. Products are also sold through a network of international distributors. Medical's operations consist of Zinnanti Surgical Instruments in Chatsworth, California and Xylog Corporation, Meditron Devices, Inc., and BEI Medical Systems International, Inc. in Teterboro, New Jersey. The Company is currently seeking additional financing. Consequently, although the Company believes its existing cash balances together with operating revenues, tax refunds and anticipated working capital financing will provide adequate funding to meet the Company's liquidity requirements for the next twelve months, there can be no assurance that additional financing will be available on terms favorable to the Company, or at all. In the event the Company is unable to generate sufficient cash flows from revenues or secure additional sources of capital, its ability to continue as a going concern may be severely impaired. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants and/or also be dilutive to stockholders.

     Fiscal Year: The Company's fiscal year ends on the Saturday nearest September 30. Fiscal year 1998 contained 53 weeks. Fiscal years 1997 and 1996 each contained 52 weeks.

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

     Inventories: Inventories are carried at the lower of cost (first-in, first-out method) or market.

                        BEI MEDICAL SYSTEMS COMPANY, INC.

     Depreciation and Amortization: Plant and equipment are recorded at cost. Depreciation and amortization are provided in amounts sufficient to amortize the cost of such assets over their estimated useful lives, which range from three to ten years, using the straight-line method.

     Long-Lived   Assets:  The  Company  accounts  for  any  impairment  of  its long-lived assets using Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121 ("FAS No. 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Long-lived assets consists of plant and equipment, patents, and trade names, related non-competition agreements and goodwill acquired in purchase acquisitions. Patents and non-competition agreements are being amortized on a straight-line basis over their terms. Trade names are amortized on a straight-line basis over ten to twenty-five years. Goodwill consists of the excess of cost over fair value of net tangible assets acquired in purchase acquisitions. Goodwill is amortized by the straight-line method over twenty years. The carrying value of long-lived assets will be reviewed if the facts and circumstances suggest that they may be impaired. Impairment is determined based on undiscounted future cash flows over the expected period of use. If impairment is indicated, the carrying value of long-lived assets would be reduced to fair value. In connection with the sale of the Company's GyneSys and HysteroSys product lines, intangible assets of $1,133,000 were sold.


     Stock Option Plan: The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB No. 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Per Share Information: During the fiscal year ended October 3, 1998, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and resulted in the issuance of common stock that then shared in the earnings or loss of the Company. Diluted EPS is computed using the treasury stock method when the effect of common stock equivalents would be dilutive. All prior periods have been restated to comply with the provisions of SFAS No. 128. As a result of the net loss from continuing operations for all periods presented, weighted average shares used in the calculation of basic and diluted loss per share are the same. Weighted average shares exclude unvested restricted stock which amounted to approximately 184,000, 211,000 and 190,000 shares for 1998, 1997 and 1996, respectively. Common stock equivalents are excluded from the loss per share calculation for all periods presented because the effect would be anti-dilutive.

     Research and Development Costs: Company-sponsored product development costs are charged to expense when incurred.

                        BEI MEDICAL SYSTEMS COMPANY, INC.

     Advertising Costs: Advertising costs are charged to expense when incurred and were approximately $489,000, $412,000 and $423,000 in fiscal years 1998, 1997 and 1996, respectively.

     Recent Accounting Pronouncements: In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income," ("FAS 130"), and Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt these statements in fiscal year 1999. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no impact on the Company's consolidated financial position, results of operations or cash flows.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 1999. Because the Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments, management does not anticipate that the adoption of the new Statement will have any effect on the Company's consolidated financial position or results of operations.

Note 3
Discontinued Operations

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

Note 4
Inventories

     (dollars in thousands)                             1998            1997
     ---------------------------------------------------------------------------
     Finished products                                  $2,128           $1,843
     Work in process                                       196              230
     Materials                                             763              866
     ---------------------------------------------------------------------------
        Inventories                                     $3,087           $2,939
     ===========================================================================

                        BEI MEDICAL SYSTEMS COMPANY, INC.

     Included in fiscal year 1998 finished goods is $245,000 of inventory which is currently subject to FDA approval prior to its sale in the United States.

Note 5
Bank Credit Agreements

     The Company had no bank credit agreements at October 3, 1998 and September 27, 1997.

Note 6
Accrued Expenses and Other Liabilities

     (dollars in thousands)                                1998        1997
     --------------------------------------------------------------------------
     Insurance reimbursement                               $ --        $946
     Noncompetition contract                                 --         562
     Professional fees                                      134         205
     Employee compensation                                  268         337
     Taxes                                                  141         136
     Commissions                                            180         127
     Royalties and related costs                            130         102
     Tax refund payable to BEI Technologies                 327          --
     Other                                                  196         370
     --------------------------------------------------------------------------
        Accrued Expenses and Other Liabilities           $1,376      $2,785
     ==========================================================================

Note 7
Long-Term Debt

     (dollars in thousands)                             1998           1997
     ------------------------------------------------------------------------
     Note payable to the previous owner of
       Zinnanti Surgical Instruments, Inc. with
       interest at 5.0%; payable in monthly
       installments of $10,883 through
       December 1998                                     $21            $147
     Note payable to a related party                      --              60
     Asset purchase agreement with zero interest;
       payable in monthly installments through 1998       --               5
     ------------------------------------------------------------------------
                                                         $21            $212
     Less current portion                                 21             190
     ------------------------------------------------------------------------
     Long-term debt                                      $--             $22
     ========================================================================

                        BEI MEDICAL SYSTEMS COMPANY, INC.

     Interest of approximately $7,000, $11,000 and $31,000 was paid on long-term debt by Medical during fiscal 1998, 1997 and 1996, respectively. Interest of approximately $35,000, $50,000 and $96,000 was paid on noncompetition agreements by Medical during fiscal 1998, 1997 and 1996, respectively. In connection with the Distribution, Technologies assumed Electronics' obligations related to the service and repayment of $22.4 million in Senior Notes. The interest expense related to the notes was allocated to Technologies for fiscal years 1996 and 1997.

Note 8
Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of October 3, 1998 and September 27, 1997 are as follows:

    (dollars in thousands)                             1998             1997
    ----------------------------------------------------------------------------
    Deferred tax liabilities
       Depreciation and property basis difference        $20               $12
       Accrued expenses                                   --               213
    ----------------------------------------------------------------------------
          Total deferred tax liabilities                  20               225

    Deferred tax assets
       Intangibles                                       465               536
       Other                                             193                98
       Inventory valuation                                92                85
       State net operating loss carryovers             1,177             1,177
       Allowance for bad debt                             51                55
    ----------------------------------------------------------------------------
          Total deferred tax assets                    1,978             1,951
       Valuation allowance for deferred tax assets    (1,784)           (1,784)
    ----------------------------------------------------------------------------
          Net deferred tax assets/(liabilities)         $174              ($58)
    ============================================================================

     The valuation allowance reflects uncertainties regarding realizability of deferred tax assets related to certain intangibles and state net operating loss carryovers. As of October 3, 1998, the Company has net operating loss carryforwards for state income tax purposes of approximately $19.6 million, which expire from 2001 through 2004. The Company has no net operating loss carryforwards for federal income tax purposes.

                        BEI MEDICAL SYSTEMS COMPANY, INC.

     Significant components of the benefit for income taxes from continuing operations are as follows:

    (dollars in thousands)             1998            1997           1996
    -------------------------------------------------------------------------
    Current (credit)
       Federal                       ($2,046)        ($1,039)        ($1,358)
       State                              --              --              --
    -------------------------------------------------------------------------
          Total Current               (2,046)         (1,039)         (1,358)
    Deferred (credit)
       Federal                          (233)           (261)            (23)
       State                              --              --              (3)
    -------------------------------------------------------------------------
          Total Deferred                (233)           (261)            (26)
    -------------------------------------------------------------------------
    Total income tax (benefit)       ($2,279)        ($1,300)        ($1,384)
    =========================================================================

     A reconciliation of the statutory federal income tax rate to the Company's effective rate from continuing operations is presented below.

    (dollars in thousands)                                      1998              1997             1996
    ----------------------------------------------------------------------------------------------------------
    Income tax credit at the statutory rate of 34%            ($2,465)          ($1,920)          ($1,382)
    Federal income tax effect of state income taxes                --                --                 1
    Goodwill amortization                                         131                81                81
    Increase in federal valuation allowance                        --               607                --
    Other                                                          55               (68)              (81)
    ----------------------------------------------------------------------------------------------------------
       Federal income taxes (credit)                           (2,279)           (1,300)           (1,381)
       State income tax credit, net of increase in state
       valuation allowance                                         --                --                (3)
    ----------------------------------------------------------------------------------------------------------
       Provision (credit) for income taxes                    ($2,279)          ($1,300)          ($1,384)
    ==========================================================================================================

     In connection with the Distribution, the Company entered into a Tax Allocation and Indemnity Agreement with Technologies as amended December 15, 1998. Under the terms of the agreement, Technologies and Medical are each responsible for the payment of 100% of the portion of federal and state taxes related to their and their respective subsidiaries activities for the periods prior to the Distribution in which both parties were included in consolidated income tax returns and are entitled to their portion of any income tax refunds for the same periods. For the periods after the Distribution, Medical is entitled to 100% of any carryback of losses or credits to prior years.

                        BEI MEDICAL SYSTEMS COMPANY, INC.

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

Note 10
Stock Option and Restricted Stock Plans

     In 1982, the Company's stockholders voted to adopt an incentive stock option plan. The plan provided for option prices based on the fair market value of the stock on the date the option is granted. The Incentive Stock Option Plan of 1982 terminated December 15, 1991. The remaining 24,000 options outstanding under the plan at an exercise price of $3.75 were exercised during fiscal year 1997. No shares were outstanding or available for grant at September 27, 1997.

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

     In January 1997, the Board combined the Incentive and Supplemental Plans into one plan, and amended it to change the name to the Amended 1987 Stock Option Plan (the "Amended Plan"), provide for the granting of both incentive and non-statutory stock options, provide for grants to non-employee consultants to the Company, and increase the share reserve for option grants by 100,000.

     In March 1997, the shareholders approved an increase in the share reserve for option grants by 250,000 so that shares issued pursuant to options granted under the Amended Plan cannot exceed 1,600,000 in the aggregate.

     As a result of the Distribution, all the outstanding options for common stock of the Company at the date of the Distribution, both vested and

                        BEI MEDICAL SYSTEMS COMPANY, INC.

unvested, were converted to options for common stock of Technologies, at a rate of approximately 1.07 options for Technologies stock for every 1.0 Electronics option held and the Electronics options were cancelled. The exercise price of the options was also adjusted so that the aggregate value of all outstanding options was the same after the Distribution as before.

     See Note 1 -- Basis of Presentation for more information.

     Transactions relating to the Amended 1987 Stock Option Plan are summarized as follows:

                                                                                             Weighted
                                                                                              Average
                                                           Number of         Exercise        Exercise
                                                             Common            Price           Price
                                                             Shares          Per Share       Per Share
-----------------------------------------------------------------------------------------------------------
Options outstanding at September 30, 1995                   610,395        $2.88 - $9.13       $5.71
   Granted                                                   11,000        $6.00 - $7.13       $6.42
   Exercised                                               (115,922)       $2.88 - $9.13       $6.27
   Terminated                                               (48,511)       $5.00 - $9.13       $7.80
-----------------------------------------------------------------------------------------------------------
Options outstanding at September 28, 1996                   456,962        $2.88 - $9.13       $5.36
   Exercised                                               (137,866)       $2.88 - $7.25       $5.33
   Terminated                                                (3,500)       $3.75 - $9.13       $7.95
-----------------------------------------------------------------------------------------------------------
Options outstanding prior to Distribution                   315,596        $2.88 - $9.13       $5.35
   Distribution conversion to Technologies
   options                                                 (315,596)       $2.88 - $9.13       $5.35
-----------------------------------------------------------------------------------------------------------
Options outstanding as of September 27, 1997                     --                   --          --
   Conversion of BEI Medical                                595,739        $0.31 - $3.74       $0.48
   Granted                                                  203,489        $1.94 - $4.00       $3.04
   Exercised                                                (55,161)               $0.31       $0.31
-----------------------------------------------------------------------------------------------------------
Options outstanding at October 3, 1998                      744,067        $0.31 - $4.00       $1.19
===========================================================================================================

     As of October 3, 1998, 243,687 shares were available for grant under the Amended Plan. Details of the 744,067 options outstanding as of October 3, 1998 were as follows:

                        BEI MEDICAL SYSTEMS COMPANY, INC.

                                         Weighted
                                          Average          Weighted                           Weighted
                                         Remaining          Average                            Average
                                        Contractual        Exercise                           Exercise
   Exercise             Options            Life            Price Per           Number           Price
    Prices            Outstanding         (Years)            Share           Exercisable      Per Share
---------------------------------------------------------------------------------------------------------
    $0.31               366,821             6.8              $0.31             366,821          $0.31
    $0.54                52,403             7.3              $0.54              28,960          $0.54
    $0.70               107,564             7.6              $0.70              53,782          $0.70
    $1.94                95,000             9.5              $1.94                  --            --
    $3.74                13,790             8.4              $3.74               3,448          $3.74
    $4.00               108,489             9.1              $4.00                  --            --
---------------------------------------------------------------------------------------------------------
$0.31 - $4.00           744,067             7.7              $1.19             453,011          $0.40
=========================================================================================================

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

     Transactions related to the incentive and supplemental Medical stock option plans of 1995 are summarized as follows:

                                                                                               Weighted
                                                          Number of           Exercise          Average
                                                            Common              Price        Exercise Price
                                                            Shares            Per Share         Per Share
----------------------------------------------------------------------------------------------------------
Options outstanding at September 30, 1995                    85,500                 $1.72         $1.72
    Granted                                                  34,800         $3.00 - $3.85         $3.48
----------------------------------------------------------------------------------------------------------
Options outstanding at September 28, 1996                   120,300         $1.72 - $3.85         $2.23
    Granted                                                   2,500                $20.65        $20.65
    Exercised                                                (9,000)                $1.72         $1.72
    Terminated                                               (5,800)                $3.00         $3.00
----------------------------------------------------------------------------------------------------------
Options outstanding at September 27, 1997                   108,000        $1.72 - $20.65         $2.66
   Options converted to Electronics                        (108,000)       $1.72 - $20.65         $2.66
----------------------------------------------------------------------------------------------------------
Options outstanding at October 3, 1998                           --                   --             --
==========================================================================================================

                        BEI MEDICAL SYSTEMS COMPANY, INC.

     On November 4, 1997, Medical and Electronics merged with Electronics as the surviving legal entity. As a result of the Merger, options outstanding under the Medical stock option plans of 1995 were converted to Electronics options at a rate of approximately 5.51615 Electronics options for every one Medical option outstanding. Electronics' outstanding options increased to 595,739 after the Merger from zero outstanding at September 27, 1997. Medical's outstanding options decreased to zero and the Medical stock option plans of 1995 were cancelled as a result of the Merger.

     In February 1992, the Company's Board of Directors approved the 1992 Restricted Stock Plan (the "Restricted Plan"), ratified by the Company's shareholders in February 1993, and authorized up to 350,000 shares to be issued to certain key individuals subject to forfeiture if employment terminated prior to the end of prescribed periods. In January 1997, the Restricted Plan was amended to increase the shares reserved for issuance under the plan from 350,000 to 700,000. As of October 3, 1998, 589,926 shares had been granted and of these, 517,850 shares were outstanding and are included in the Company's total common stock outstanding. Of the outstanding shares, 197,801 had vested. There are 182,150 shares reserved for future issue. The market value at the date of grant of shares awarded under the plan is recorded as unearned restricted stock. The market value of shares granted is amortized to compensation expense over the periods of vesting. No compensation expense for Medical was recorded in fiscal 1997 or 1996. In fiscal 1998, $79,000 of compensation expenses was recorded.

     Pro forma information regarding net loss and net loss per common share, basic and diluted is required by SFAS No. 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1998: weighted-average risk-free interest rate of 4.92%; no dividends; volatility factors of the expected market price of the Company's common stock of 0.562 for 1998 and a weighted average expected life of the options of 9.3 years for 1998.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the

                        BEI MEDICAL SYSTEMS COMPANY, INC.

input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options granted in 1998 is amortized to expense over the options' vesting period. The weighted-average grant date fair value of options granted during fiscal year 1998 was $2.10. The Company's pro forma net loss was $5,036,000 for 1998 and pro forma net loss per common share, basic and diluted was $0.68.

     The  pro  forma  disclosures   presented  for  fiscal  year  1998  may  not
necessarily be indicative of the pro forma effect of SFAS No. 123 for future periods in which options may be granted.

     The impact of the calculation required by FAS No. 123 on pro forma results of operations and earnings (loss) per share was determined to be immaterial for fiscal years 1997 and 1996.

Note 11
Employee Benefit Plans

     The Company has a defined contribution retirement plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. Non-discretionary employer contributions are based on a fixed percentage of total eligible employee compensation and a formula based matching of the participant's contribution to the plan. Additional contributions are at the discretion of the Board of Directors. The Company's contributions to the plan for fiscal 1998, 1997 and 1996 for the benefit of the employees of continuing operations were approximately $76,000, $62,000 and $54,000, respectively.

     The Company also has an employee stock purchase plan. The purchase plan qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code. Under the purchase plan, the Board of Directors may authorize the participation by employees (excluding certain highly compensated employees) in offerings of its common stock. Under the purchase plan, employees may have up to 10% of their salary withheld to be used to purchase shares of common stock at a price equal to not less than 85% of the fair market value of the stock at specified applicable dates. The purchase plan was suspended as of August 1, 1996, due to efforts to simplify the Company's equity accounts to support analysis of various organizational alternatives. At that date, 459,174 shares had been issued and 140,826 shares were reserved for purchase over the ten-year life of the purchase plan. This plan will terminate May 31, 1999 unless extended.

                        BEI MEDICAL SYSTEMS COMPANY, INC.

Note 12
Lease and Other Commitments

     Leases: Operating leases consist principally of leases for structures and land. Certain of the operating leases contain various options for renewal and/or purchase of the related assets for amounts approximating their fair market value at the date of exercise of the option. The future minimum payments for operating leases consisted of the following at October 3, 1998:

     (dollars in thousands)
     ------------------------------------------------------------------
     1999                                                     $355
     2000                                                      318
     2001                                                      312
     2002                                                      311
     2003                                                      306
     Thereafter                                                204
     ------------------------------------------------------------------
     Total minimum lease payments                           $1,806
     ==================================================================

     Total rental expense attributable to property, plant and equipment for continuing operations amounted to approximately $297,000, $268,000, and $228,000 for fiscal 1998, 1997 and 1996, respectively.

     Minimum Purchase Requirements: In 1997, the Company entered into an agreement with Valley Forge Scientific Corporation giving the Company worldwide marketing rights for distribution of the bipolar electrosurgical therapy systems, in the field of gynecology. The agreement is for 63 months from the date the product first becomes available and includes minimum requirements for the first fifteen-month period and is subject to negotiating annual minimum requirements in subsequent twelve-month periods. As of October 3, 1998, future minimum purchases for the initial fifteen-month period of approximately $80,000 are still required.

     Minimum Royalty Payments: In 1993, the Company entered into a license agreement for the HTA endometrial ablation technology whereby royalty payments of 10% are payable on net revenues of certain disposal components. The agreement is subject to minimum royalty payments for a period of three years following the first shipment of product for revenue. The minimum royalty payments during the next two fiscal years are as follows:

     (dollars in thousands)
     ---------------------------------------------------------------
     1999                                                   $33
     2000                                                    33
     ---------------------------------------------------------------
     Total minimum royalty payments                         $66
     ===============================================================

     The Company has also entered into a number of other license and royalty agreements that require payments based upon revenues on the sales of certain products ranging from 4% to 10% of revenue. Except for the endometrial ablation technology agreement

                        BEI MEDICAL SYSTEMS COMPANY, INC.

mentioned above, there are no minimum requirements. Total royalty expense attributable to various license agreements amounted to approximately $314,000, $270,000 and $238,000 for fiscal 1998, 1997 and 1996, respectively.

     Other Commitments: In connection with a $1.5 million equity investment in Medical in February 1996, Johnson & Johnson Development Corporation ("J&J") received a right of first negotiation to manufacture and/or distribute any product primarily intended for use in endometrial ablation acquired or developed after the date of the agreement ("Ablation Products") and the right to consult in connection with FDA applications with respect to such Ablation Products.

     The right of first negotiation is effective for a ninety-day period commencing on the earlier of i.) J&J's notice to the Company of its desire to manufacture and/or distribute an Ablation Product and ii.) the date the Company notifies J&J of approval from the FDA to market an Ablation Product. In the event that the parties are unable to agree upon mutually acceptable terms, then the Company may either manufacture and/or distribute the Ablation Product itself or enter into an agreement with a third party on terms that in the aggregate are not materially less favorable to the Company than those offered by J&J. In addition, the Company may enter into agreements with third parties prior to the J&J negotiation period, provided such agreements are terminable by the Company within two years after the Company and J&J enter into a manufacturing and/or distribution agreement. Depending upon the timing and progress of clinical trials, the Company expects that the HTA system may be subject to J&J's right of negotiation and consultation.

     The Company  entered  into a  consulting  agreement  with a director of the
Company  to  assist  with  medical   research  and  clinical   information.   In
consideration for these services, the Company has issued 50,000 shares of restricted stock, approximately 20,000 of which vested immediately upon issuance and the remainder will vest ratable from October 1998 through March 2000. The agreement also provides for commissions on sales of the HTA in the Far East and Latin America territories at $1,000 per unit and a 2% commission on certain disposable units sold.

Note 13
Contingencies and Litigation

     In July 1998, the Company settled a lawsuit commenced in 1993 by CooperSurgical, Inc., a subsidiary of The Cooper Companies ("CooperSurgical"), for unspecified damages alleging unfair competition due to actions by the Company and its then president Richard Turner, a former employee of The Cooper Companies, and others.

     In July 1998, the final settlement agreement was signed whereby the Company paid $300,000 in cash, net of insurance reimbursement, and agreed to pay up to $100,000 in royalties on future product revenues.

     From time to time, BEI Medical may become involved in or subject to various litigation and legal proceedings incidental to the normal conduct of the
Company's  business.   The  Company  is  not  involved  in  any  material  legal
proceedings.

     The Company has developed a Company-wide Year 2000 plan (the "Plan") to, among other things, prepare its computer equipment and software and devices with date-sensitive embedded technology for the year 2000. The estimated dates by which the Company believes it will have completed the Plan, are based upon management's best estimates, which rely upon numerous assumptions regarding future events, including vendor supplied software, the availability of certain resources, third-party remediation plans and other factors.

                        BEI MEDICAL SYSTEMS COMPANY, INC.

These estimates, however, may prove not to be accurate, and results could differ materially from those anticipated. Factors that could result in material differences include, without limitation, the availability of personnel with appropriate training and experience, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties. In addition, Year 2000-related issues may lead to possible third-party claims, the impact of which cannot yet be estimated. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, would not have a material adverse effect on the Company.

Note 14
Sales

     Revenue from continuing operations to customers in foreign countries amounted to $1,500,000, $1,430,000 and $1,287,000 in fiscal 1998, 1997 and 1996, respectively. In fiscal 1998, 1997 and 1996, foreign revenue did not exceed 10% of consolidated revenue in any individual geographic area.

                        BEI MEDICAL SYSTEMS COMPANY, INC.

Note 15
Quarterly Results of Operations (Unaudited)

     The tables below present unaudited quarterly financial information for fiscal 1998 and 1997:

                                                                            Three months ended
     (dollars in thousands except per share amounts)
     ----------------------------------------------------------------------------------------------------------
                                                              Dec. 27,     Mar. 28,     Jun. 27,      Oct. 3,
                                                                1997         1998         1998         1998
     ----------------------------------------------------------------------------------------------------------
     Revenue                                                   $2,418       $2,535       $2,293       $2,405
     Gross profit                                                 923        1,141          943        1,006
     Loss from continuing operations                           (1,196)      (1,151)        (977)      (1,647)
     Net loss                                                 ($1,196)     ($1,151)       ($977)     ($1,647)
     Loss from continuing operations per common share,
          basic and diluted                                    ($0.17)      ($0.16)      ($0.13)      ($0.22)
     Earnings from discontinued operations per common
          share, basic and diluted                                 --           --           --           --
     Loss per common share, basic and diluted                  ($0.17)      ($0.16)      ($0.13)      ($0.22)

     ----------------------------------------------------------------------------------------------------------
                                                              Dec. 28,     Mar. 29,     Jun. 28,     Sep. 27,
                                                                1996         1997         1997         1997
     ----------------------------------------------------------------------------------------------------------
     Revenue                                                   $2,584       $2,550       $2,472       $2,399
     Gross profit                                               1,152        1,090          938          853
     Loss from  continuing operations                            (746)        (833)      (1,136)      (1,633)
     Income from  discontinued operations                          35        1,452        1,696        1,400
     Net income (loss)                                          ($711)        $619         $560        ($233)
     Loss from continuing operations per common share,
          basic and diluted                                    ($0.11)      ($0.12)      ($0.17)      ($0.24)
     Earnings from discontinued  operations per common
          share, basic and diluted                              $0.01        $0.21        $0.25        $0.21
     Earnings (loss)  per common share, basic and diluted      ($0.10)       $0.09        $0.08       ($0.03)

                         Report of Independent Auditors



The Board of Directors and Stockholders
BEI Medical Systems Company, Inc.

     We have audited the accompanying consolidated balance sheets of BEI Medical Systems Company, Inc. (formerly BEI Electronics, Inc.) as of October 3, 1998 and September 27, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BEI Medical Systems Company, Inc. at October 3, 1998 and September 27, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 3, 1998 in conformity with generally accepted accounting principles.


                                                               Ernst & Young LLP

Hackensack, New Jersey
November 13, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

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


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the sections entitled "Executive Compensation" and "Certain Relationships and Related Transactions" of the Company's Definitive Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Definitive Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the sections entitled "Executive Compensation" and "Certain Relationships and Related Transactions" of the Definitive Proxy Statement.

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

                                                                                Form 10-K
                                                                                Page Number
(a)(1)  Index to Consolidated Financial Statements.

        The following Consolidated Financial Statements of BEI Medical Systems
        Company, Inc. are filed as part of this Form 10-K:

        Consolidated Balance Sheets -
           Years ended October 3, 1998 and September 27, 1997                       58

        Consolidated  Statements of Operations Years ended October 3, 1998,
           September 27, 1997
           and September 28, 1996                                                   60

        Consolidated  Statements of Cash Flows Years ended October 3, 1998,
           September 27, 1997
           and September 28, 1996                                                   61

        Consolidated Statements of Stockholders' Equity Years ended October
           3, 1998, September 27, 1997
           and September 28, 1996                                                   62

        Notes to Consolidated Financial Statements -
          October 3, 1998                                                           63

        Report of Independent Auditors                                              S-2

(a)(2)  Index to Financial Statement Schedule.

        The following Consolidated Financial Statement Schedule of BEI Medical Systems Company, Inc. (formerly BEI Electronics, Inc.) for each of the years ended October 3, 1998, September 27, 1997 and September 28, 1996 is filed as part of this Form 10-K:

        Schedule II           Valuation and Qualifying Accounts          S-1

                              Report of Independent                      S-2
                               Auditors as to Schedule

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

(a)(3)  Listing of Exhibits

        Exhibit Numbers      Description                                                  Footnote
        ---------------      -----------                                                  --------
                 2.1         Distribution Agreement between BEI Electronics, Inc.
                             and BEI Technologies, Inc. dated September 26, 1997            (i)

                 2.2         Corporate Services Agreement between BEI Technologies,
                             Inc. and BEI Electronics, Inc. dated as of September
                             26, 1997                                                       (i)

                 2.3         Tax Allocation and Indemnity Agreement between BEI
                             Electronics, Inc. and BEI Technologies, Inc. dated as
                             of September 26, 1997                                          (i)

                 2.4         Assumption of Liabilities and Indemnity Agreement
                             between BEI Electronics, Inc. and BEI Technologies,
                             Inc. dated as of September 26, 1997                            (i)

                 2.5         Technology Transfer and License Agreement by and
                             between BEI Electronics, Inc. and BEI Technologies,
                             Inc. dated as of September 26, 1997                            (i)

                 2.6         Trademark Assignment and Consent Agreement by and
                             between BEI Electronics, Inc. and BEI Technologies,
                             Inc. dated as of September 26, 1997                            (i)

                 2.7         Agreement Regarding Certain Representations and
                             Covenants by and between BEI Electronics, Inc. and BEI
                             Technologies, Inc. dated as of September 26, 1997              (i)

                 3.1         Restated Certificate of Incorporation                         (ii)

                 3.2         Amended Bylaws of the Company as of June 30, 1997             (iii)

        Exhibit Numbers          Description                                              Footnote
        ---------------          -----------                                              --------
                 3.3         Certificate of Designation of Series A Junior
                             Participating Preferred Stock                                 (iii)

                 4.1         Reference is made to exhibits 3.1, 3.2 and 3.3                (iii)

                 4.2         Form of Rights Certificate                                    (iii)

                 4.3         Summary of Rights to Purchase Preferred Shares                (iii)

                10.2  *      Registrant's Amended 1987 Stock Option Plan                    (iv)

                10.3  *      Standard option grant form used in connection with
                             Registrant's Amended 1987 Stock Option Plan                     (v)

                10.6  *      Description of Management Incentive Bonus Plan                 (ii)

                10.8  *      Registrant's 1992 Restricted Stock Plan, as amended            (iv)

                10.14        1989 Employee Stock Purchase Plan, adopted June 1, 1989,
                             as Amended through November 18, 1993                           (vi)

                10.27        Rights Agreement dated June 30, 1997 between the
                             Registrant and ChaseMellon Shareholder Services, LLC           (vi)

                10.28  *     Consulting Agreement between the Registrant and Ralph
                             Richart, M.D. dated as of March 1, 1998

                10.29  *     Employment agreement between the Registrant and Herbert
                             H. Spoon dated February 27, 1998

                10.30  *     Severance Agreement between the Registrant and Thomas W.
                             Fry dated February 12, 1997

                10.31 Amendment to Tax Allocation and Indemnity Agreement dated December 15, 1998 between the Registrant and BEI Technologies dated September 1997

                 21.1        Subsidiaries of the Registrant

                 23.1        Consent of Independent Auditors

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

         (i) Incorporated by reference. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K, dated September 27, 1997.

        (ii)  Incorporated by reference.  Previously  filed as an exhibit to the
              Registrant's   Registration   Statement  on  Form  S-1  (File  No.
              33-29032).

       (iii) Incorporated by reference. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K, dated June 30, 1997.

        (iv)  Incorporated by reference.  Previously  filed as an exhibit to the
              Registrant's   Registration   Statement  on  Form  S-8  (File  No.
              333-64155).

         (v) Incorporated by reference. Previously filed as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 33-29032).


        (vi) Incorporated by reference. Previously filed as an exhibit to the Registrant's Report on Form 10-K, dated October 2, 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               BEI MEDICAL SYSTEMS COMPANY, INC.
                                               By: /s/ Thomas W. Fry
                                                  ------------------------------
                                               Thomas W. Fry
                                               Vice President of Finance and
                                               Administration,
                                               Secretary & Treasurer

                                               January 4, 1999

                                                                                                                         SCHEDULE II
                                                  BEI MEDICAL SYSTEMS COMPANY, INC.
                                                          ----------------
                                                  VALUATION AND QUALIFYING ACCOUNT

                                                                     Column C
              Column A                     Column B                  Additions                  Column D         Column E
-------------------------------------    -------------     ------------------------------     -------------    -------------
                                          Balance at        Charged to       Charged to                         Balance at
                                          Beginning         Costs and          Other                              End of
            Description                   of Period          Expenses         Accounts         Deductions         Period
-------------------------------------    -------------     -------------    -------------     -------------    -------------
 (dollars in thousands)

Year ended October 3, 1998:
---------------------------
Deducted from asset accounts:
Allowance for doubtful accounts               $112               $76              $--               $14 (B)         $174
Valuation allowances of deferred
     tax assets                              1,784                --               --                --            1,784
                                         -------------     -------------    -------------     -------------    -------------
     Total                                  $1,896               $76              $--               $14           $1,958
                                         =============     =============    =============     =============    =============

Year ended September 27, 1997:
------------------------------
Deducted from asset accounts:
Allowance for doubtful accounts               $236               $57              $--              $181 (B)         $112
Valuation allowances of deferred
     tax assets                                929               855 (A)           --                --            1,784
Valuation allowances of
     discontinued operations                   701                75              (94)              682               --
                                         -------------     -------------    -------------     -------------    -------------
     Total                                  $1,866              $987             ($94)             $863           $1,896
                                         =============     =============    =============     =============    =============

Year ended September 28, 1996:
------------------------------
Deducted from asset accounts:
Allowance for doubtful accounts                $56               $39             $162 (D)           $21 (B)         $236
Valuation allowance for deferred
     tax assets                              1,077                --             (148)(C)            --              929
Valuation allowances of
     discontinued operations                   538               282              (49)               70              701
                                         -------------     -------------    -------------     -------------    -------------
     Total                                  $1,671              $321             ($35)              $91           $1,866
                                         =============     =============    =============     =============    =============

(A) Allowance adjustment resulting from evaluation of the realizability of the related deferred tax assets

(B)  Uncollectible accounts written off

(C) Adjustment based on evaluation of uncertainties in the realization of state net operating loss carryovers

(D)  Purchased allowance from acquisition

                 REPORT OF INDEPENDENT AUDITORS, AS TO SCHEDULE



The Board of Directors and Shareholders
BEI Medical Systems Company, Inc.


     We have audited the consolidated financial statements of BEI Medical Systems Company, Inc. (formerly BEI Electronics, Inc.) as of October 3, 1998 and September 27, 1997, and for each of the three years in the period ended October 3, 1998, and have issued our report thereon dated November 13, 1998. Our audits also included the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                                                               Ernst & Young LLP
Hackensack, New Jersey
November 13, 1998

                                                                            23.1


                         CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-82867), pertaining to the 1987 Stock Option Plan and the Restricted Stock Plan of BEI Medical Systems Company, Inc. (formerly BEI Electronics, Inc.), of our reports dated November 13, 1998, with respect to the consolidated financial statements and schedule of BEI Medical Systems Company, Inc. included in this Annual Report (Form 10-K) for the year ended October 3, 1998, filed with the Securities and Exchange Commission.





                                                               Ernst & Young LLP
Hackensack New Jersey
December 29, 1998

                                INDEX TO EXHIBITS


Exhibit
Number

10.28 Consulting Agreement between the Registrant and Ralph Richart, M.D. dated as of March 1, 1998

10.29 Employment Agreement between the Registrant and Herbert Spoon dated February 27, 1998

10.30 Severance Agreement between the Registrant and Thomas W. Fry dated February 12, 1997

10.31 Amendment to Tax Allocation and Indemnity Agreement dated December 15, 1998 between the Registrant and BEI Technologies dated September 1997

21.1      Subsidiaries of the Registrant

23.1      Consent of Independent  Auditors

24.1      Power of Attorney

27.1      Financial Data Schedule