Form 10-Q
period 1999-01-02
BEI MEDICAL SYSTEMS CO INC /DE/
filed 1999-02-16
CIK 851478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 2, 1999 or

[ ]  Transition  report  pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange  Act  of  1934  for  the  transition   period  from  _________  to
     _____________.

                         Commission file number 0-17885

                        BEI MEDICAL SYSTEMS COMPANY, INC.
             (Exact name of Registrant as specified in its charter)

        Delaware                                         71-0455756
(State of incorporation)                    (I.R.S. Employer Identification No.)



                               100 Hollister Road
                           Teterboro, New Jersey 07608
                    (Address of principal executive offices)


                                 (201) 727-4900
                         (Registrant's telephone number)


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

     Common Stock: $.001 Par Value, 7,777,296 shares as of February 1, 1999

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

INDEX



PART 1.   FINANCIAL INFORMATION   (Unaudited)                               PAGE
                                                                            ----
Item 1.   Financial Statements
            Condensed  Consolidated  Balance Sheets -- January 2,
            1999 (unaudited) and October 3, 1998                               3

            Condensed  Consolidated  Statements  of Operations --
            Three Months Ending January 2, 1999  (unaudited)  and
            December 27, 1997 (unaudited)                                      4

            Condensed Consolidated Statements of Cash Flows --
            Three Months Ending January 2, 1999 (unaudited) and
            December 27, 1997 (unaudited)                                      5

            Notes to Condensed Consolidated Financial Statements --
            January 2, 1999                                                    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            8

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    12

             (a)   Exhibits

                   3.2      By-laws

                   27.1     Financial Data Schedule

             (b)   Reports on Form 8-K

          SIGNATURES                                                          13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   January 2,       October 3,
                                                     1999             1998
                                                  (Unaudited)   (See note below)
--------------------------------------------------------------------------------
                                                      (dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents                           $ 4,416              $ 3,504
Trade receivables, net                                1,550                1,897
Inventories -- Note 2                                 2,974                3,087
Refundable income taxes                                 283                2,384
Other current assets                                    320                  360
--------------------------------------------------------------------------------
Total current assets                                  9,543               11,232
Property, plant and equipment, net                      760                  820
Tradenames, patents and other, net                    1,760                1,846
Goodwill, net                                         3,293                3,353
Other assets                                            137                  137
--------------------------------------------------------------------------------
Total assets                                        $15,493              $17,388
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable                              $ 1,183              $ 1,551
Accrued expenses and other liabilities                1,360                1,376
Current portion of long-term debt                      --                     21
--------------------------------------------------------------------------------
Total current liabilities                             2,543                2,948
Stockholders' equity                                 12,950               14,440
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity          $15,493              $17,388
================================================================================

See notes to condensed consolidated financial statements

Note: The balance sheet at October 3, 1998 has been derived from the audited consolidated balance sheet at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                         Three Months Ending
                                                     ---------------------------
                                                     January 2,    December 27,
                                                       1999           1997
                                                    (amounts in thousands except
                                                         per share amounts)
-------------------------------------------------------------------------------
   Revenues                                           $ 2,164        $ 2,418
   Cost of sales                                        1,308          1,495
-------------------------------------------------------------------------------
   Gross Profit                                           856            923

   Selling, general and administrative expenses         1,817          2,264
   Research, development and related expenses             726            478
-------------------------------------------------------------------------------
                                                        2,543          2,742
-------------------------------------------------------------------------------
   Loss from operations                                (1,687)        (1,819)

   Interest income                                         30            120
   Interest expense                                        (4)           (11)
-------------------------------------------------------------------------------
   Loss before income taxes                            (1,661)        (1,710)

   Income tax benefit                                    (134)          (514)
-------------------------------------------------------------------------------
   Net loss                                           ($1,527)       ($1,196)
===============================================================================


Loss per Common Share -- Note 3
Loss per common share, basic and diluted              ($ 0.20)       ($ 0.17)
-------------------------------------------------------------------------------

Weighted average shares outstanding -- Note 3           7,479          7,185
===============================================================================
See notes to condensed consolidated financial statements

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                          Three Months Ending
                                                      -------------------------
                                                      January 2,   December 27,
                                                        1999          1997
                                                       (dollars in thousands)
-------------------------------------------------------------------------------

Net cash provided by (used in) operating activities    $   948       ($  851)

Cash flows from investing activities:
Purchases of plant and equipment                           (15)          (18)
Purchases of patents and licenses                         --              (4)
-------------------------------------------------------------------------------
Net cash used in investing activities                      (15)          (22)

Cash flows from financing activities:
Payments on long-term debt                                 (21)          (35)
-------------------------------------------------------------------------------
Net cash (used in) financing activities                    (21)          (35)

-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       912          (908)

Cash and cash equivalents at beginning of period         3,504         9,271
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period             $ 4,416       $ 8,363
===============================================================================

See notes to condensed consolidated financial statements.

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

January 2, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending October 2, 1999. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended October 3, 1998.

On September 27, 1997, BEI Electronics, Inc. ("Electronics") distributed to holders of Electronics common stock one share of common stock of BEI Technologies, Inc. ("Technologies"), a newly formed subsidiary, for each share of Electronics common stock held (the "Distribution"). In connection with the Distribution, Electronics transferred to Technologies all of the assets, liabilities and operations of its BEI Sensors & Systems Company, Inc. and Defense Systems Company, Inc. business segments. After the Distribution, the sole asset of Electronics was its investment in its subsidiary, BEI Medical Systems Company, Inc. ("Medical"). On November 4, 1997, Electronics merged with Medical and became one company with Electronics as the surviving corporation (the "Merger"). After the Merger, Electronics changed its name to BEI Medical Systems Company, Inc. (the "Company").


NOTE 2--INVENTORIES

                                                January 2,           October 3,
                                                  1999                 1998
                                                     (dollars in thousands)
--------------------------------------------------------------------------------
Finished products                                $2,071              $2,128
Work in process                                     147                 196
Materials                                           756                 763
--------------------------------------------------------------------------------
Inventories                                      $2,974              $3,087
================================================================================

NOTE 3--LOSS PER SHARE

As a result of the net loss for all periods presented, weighted average shares used in the calculation of basic and diluted loss per share are the same. Weighted average shares exclude unvested restricted stock, which amounted to 299,000 and 268,000 shares for the three months ending January 2, 1999 and December 27, 1997, respectively. Common stock equivalents are excluded from the loss per share for all periods presented because the effect would be anti-dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company's Form 10-K for the year ended October 3, 1998.

The following table sets forth, for the fiscal periods indicated, the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statements of Operations.

                                                         Three Months Ending
                                                    ----------------------------
                                                     January 2,    December 27,
                                                       1999           1997
--------------------------------------------------------------------------------
  Revenues                                            100.0%         100.0%
  Cost of sales                                        60.4%          61.8%
--------------------------------------------------------------------------------
  Gross profit                                         39.6%          38.2%

  Selling, general and administrative expenses         84.1%          93.6%
  Research, development and related expenses           33.5%          19.8%
--------------------------------------------------------------------------------
  Loss from operations                                (78.0%)        (75.2%)

  Interest income                                       1.4%           5.0%
  Interest expense                                     (0.2%)         (0.6%)
--------------------------------------------------------------------------------
  Loss before income taxes                            (76.8%)        (70.8%)

   Income tax benefit                                  (6.2%)        (21.3%)
--------------------------------------------------------------------------------
   Net loss                                           (70.6%)        (49.5%)
================================================================================

Three Months Ended January 2, 1999 and December 27, 1997

Revenues for the three months ending January 2, 1999, were $2,164,000 a decrease of $254,000 or 10.5% from the comparable three month period of fiscal 1998, ending December 27, 1997. The lower revenue principally reflects the impact of reduced shipments of reusable instruments and Lletz disposable products to both domestic and international customers in the gynecology market. Revenues from these products declined $242,000 or 13.1% in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 due to a temporary production problem at the Company's outside vendors and what the Company believes to be generally soft market conditions. International revenues from shipments of the Company's Hydro ThermAblator(R) ("HTA(R)") system for endometrial ablation declined to $81,000 in the first quarter of fiscal 1999 from $131,000 in the comparable quarter of fiscal 1998. The decline reflects a large order from one of the Company's Latin America distributors that was shipped in the first quarter of fiscal 1998 that was not repeated in fiscal 1999. Partially offsetting these decreases were increased revenues from gastrointestinal products which increased 20.8% in the first quarter of fiscal 1999 to $203,000 compared to the comparable period of fiscal 1998.

Gross profit as a percentage of revenues increased to 39.6% in the first quarter of fiscal 1999 compared to 38.2% for the comparable quarter in fiscal 1998. The increase was principally due to reduced expenditures for manufacturing overhead resulting from the consolidation of the Company's manufacturing and distribution facilities that occurred in the fourth quarter of fiscal 1998. The impact of the reduced overhead cost was partially offset by a change in the product mix, with a larger portion of lower margin products being sold during the first quarter of fiscal 1999 compared to the comparable period of fiscal 1998 and higher overhead absorption costs resulting from the reduced volume.

Selling, general and administrative expenses declined $447,000 to $1,817,000 or 84.1% of revenues for the three months ending January 2, 1999 compared to $2,264,000 or 93.6% of revenues for the comparable period in fiscal 1998. The decline in expenses reflects a reduction in legal fees ($323,000) following settlement of the Company's litigation with CooperSurgical in July 1998 and reduced amortization of intangible assets ($173,000) following the sale of a previously acquired product line as well as the impact of a non compete agreement that became fully amortized during the second quarter of fiscal 1998. Increased administrative expenses associated with the Company's efforts to obtain additional financing partially offset the above.

Research, development and related expenses as a percentage of revenues were 33.5% or $726,000 in the first quarter of fiscal 1999 compared to 19.8% or $478,000 for the same period of fiscal 1998. The increased spending reflects expenses associated with recruiting and treating patients as part of the HTA Phase III clinical trials in the United States. The Company received approval from the Food and Drug Administration ("FDA") to proceed to the Phase III portion of the HTA clinical trials in July 1998 and in September 1998 began to treat patients under the approved protocol. The Company will treat 276 patients at nine clinical sites around the country under the Phase III protocol. As of February 5, 1999, 111 of the 276 patients have been treated, and an additional 17 patients have been enrolled in the program and are awaiting treatment. Data from examinations one year following treatment is required for FDA approval.

Interest income declined to $30,000 in the three month period ended January 2, 1999 compared to $120,000 in the three month period ended December 27, 1997, as a result of the lower average cash balances on hand during the quarter.

Income tax benefit was 8.1% of the pretax loss in the three month period ending January 2, 1999 compared to 30.1% of the pretax loss in the comparable period ending December 27, 1997. The income tax benefit reflects the Company's ability to carry back losses and collect a refund against prior year taxes paid on the earnings of previously discontinued operations. The amount of carryback available to the Company is limited to the taxes paid on earnings of the previous two fiscal years and the lower effective tax rate in fiscal 1999 results from the reduced amount of remaining carryback available to the Company compared to fiscal 1998. The remaining carryback available to the Company is approximately $213,000 which will be recognized throughout the remainder of fiscal 1999 at the Company's estimated annual effective tax rate.

Liquidity and Capital Resources

The Company's capital requirements depend on numerous factors, including the progress of the Company's clinical research and product development programs, the timing and receipt of regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements also depend on the resources required to expand and develop a direct sales force in the United States and to expand the Company's manufacturing capacity, and the extent to which the Company's products gain market acceptance and sales. The timing and amount of such capital requirements cannot be predicted accurately. The Company is currently seeking additional financing. Consequently, although the Company believes its existing cash balances together with operating revenues, tax refunds and anticipated working capital financing will provide adequate funding to meet the Company's liquidity requirements for the remainder of the current fiscal year, there can be no assurance that additional financing will be available on terms favorable to the Company, or at all. In the event the Company is unable to generate sufficient cash flows from revenues or secure additional sources of capital, its ability to continue as a going concern may be impaired. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants and/or also be dilutive to stockholders.

During the first three months of fiscal 1999, cash provided by operations was $948,000 principally due to the receipt of $2,410,000 of income tax refunds and other changes in operating assets and liabilities, which more than offset the $1,527,000 net loss for the period.

Cash used in investing activities during the first three months of fiscal 1999 of $15,000 consisted of purchases of equipment. The Company had no material capital or other commitments at January 2, 1999.

Cash flows used in financing activities consisted of $21,000 in scheduled payments made on long-term debt. The Company has no material or other commitments at January 2, 1999.


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

External Agents. The Company is currently assessing the impact of Year 2000 readiness of External Agents with which the Company relies for critical products and services. The Company has developed questionnaires and letters of inquiry to be sent to the External Agents to assist the Company in assessing the Year 2000 readiness of its External Agents and evaluate the scope of the Company's exposure. The letter to be sent to each External Agent will be tailored to the significance of the contribution each makes to the Company's business. The Company anticipates that the assessment phase of this part of the project will be completed by early calendar year 1999. To date, the Company is not aware of any External Agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that External Agents will be Year 2000 ready. The inability of External Agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by External Agents is not determinable.

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

The Company currently has no contingency plan in place in the event it does not successfully complete all phases of its Year 2000 project. The Company plans to finish evaluation of the status of its Year 2000 plan in the second quarter of calendar year 1999 and determine whether such a plan is necessary.


Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.


BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION


Item 5. Other Information



Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.2  By-laws

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the first quarter ended January 2, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 1999.



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