Form 10-Q
period 1999-04-02
BEI MEDICAL SYSTEMS CO INC /DE/
filed 1999-05-18
CIK 851478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 3, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
     _____________.

                         Commission file number 0-17885

                        BEI MEDICAL SYSTEMS COMPANY, INC.
             (Exact name of Registrant as specified in its charter)

        Delaware                                        71-0455756
-----------------------                     ----------------------------------
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

        Common Stock: $.001 Par Value, 7,687,596 shares as of May 1, 1999

               BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                 PAGE
                                                                                                 ----
PART 1.   FINANCIAL INFORMATION   (Unaudited)
          ---------------------
Item 1.   Financial Statements
                 Condensed Consolidated Balance Sheets -- April 3, 1999 (unaudited) and
                 October 3, 1998                                                                   3

                 Condensed Consolidated Statements of Operations -- Three Months and Six
                 Months Ended April 3, 1999 (unaudited) and March 28, 1998 (unaudited)             4

                 Condensed Consolidated Statements of Cash Flows -- Six Months Ended
                 April 3, 1999 (unaudited) and March 28, 1998 (unaudited)                          5

                 Notes to Condensed Consolidated Financial Statements -- April 3, 1999
                                                                                                   6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                               8

PART II.  OTHER INFORMATION                                                                        13
          -----------------
Item 4.   Submission of Matters to Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K                                                         14

                 (a)   Exhibits

                       10.32   Transamerica Business Credit Corporation Loan and Security
                       Agreement

                       10.33   Richard W. Turner Employment Letter

                       27.1    Financial Data Schedule

                 (b)   Reports on Form 8-K

          SIGNATURES                                                                               15
          ----------

                                     PART I.

                              FINANCIAL INFORMATION


Item 1. Financial Statements


BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    April 3,        October 3,
                                                     1999             1998
 (dollars in thousands)                           (Unaudited)   (See note below)
-------------------------------------------------------------------------------
 ASSETS
 Current assets
 Cash and cash equivalents                          $ 2,780          $ 3,504
 Trade receivables, net                               1,403            1,897
 Inventories -- Note 2                                3,029            3,087
 Refundable income taxes                                357            2,384
 Other current assets                                   255              360
--------------------------------------------------------------------------------
 Total current assets                                 7,824           11,232
 Property, plant and equipment, net                     691              820
 Tradenames, patents and other, net                   1,713            1,846
 Goodwill, net                                        3,233            3,353
 Other assets                                           137              137
--------------------------------------------------------------------------------
 Total assets                                       $13,598          $17,388
================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
 Trade accounts payable                             $   851          $ 1,551
 Accrued expenses and other liabilities               1,413            1,376
 Current portion of long-term debt                       --               21
--------------------------------------------------------------------------------
 Total current liabilities                            2,264            2,948
 Stockholders' equity                                11,334           14,440
--------------------------------------------------------------------------------
 Total liabilities and stockholders' equity         $13,598          $17,388
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

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                           Quarter Ended              Six Months Ended
                                                      ----------------------------------------------------
                                                      April 3,       March 28,      April 3,     March 28,
(amounts in thousands except per share amounts)         1999          1998           1999          1998
----------------------------------------------------------------------------------------------------------
  Revenues                                            $ 2,001        $ 2,535        $ 4,165        $ 4,953
  Cost of sales                                         1,181          1,394          2,489          2,889
----------------------------------------------------------------------------------------------------------
  Gross Profit                                            820          1,141          1,676          2,064

  Selling, general and administrative expenses          1,728          2,232          3,545          4,496
  Research, development and related expenses              857            516          1,583            994
----------------------------------------------------------------------------------------------------------
                                                        2,585          2,748          5,128          5,490
----------------------------------------------------------------------------------------------------------
  Loss from operations                                 (1,765)        (1,607)        (3,452)        (3,426)
  Interest income                                          37             98             63            218
  Interest expense                                         --             (8)            --            (19)
----------------------------------------------------------------------------------------------------------
  Loss before income taxes                             (1,728)        (1,517)        (3,389)        (3,227)

  Income tax benefit                                      (74)          (366)          (208)          (880)
----------------------------------------------------------------------------------------------------------
  Net loss                                            ($1,654)       ($1,151)       ($3,181)       ($2,347)
==========================================================================================================


Loss per Common Share -- Note 3
Loss per common share, basic and diluted              ($ 0.22)       ($ 0.16)       ($ 0.42)       ($ 0.32)
==========================================================================================================

Weighted average shares outstanding                     7,503          7,387          7,491          7,300
==========================================================================================================

See notes to condensed consolidated financial statements

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                            Six Months Ended
                                                         ----------------------
                                                         April 3,      March 28,
   (dollars in thousands)                                 1999           1998
-------------------------------------------------------------------------------

Net cash used in operating activities                      ($681)       ($2,122)

Cash flows from investing activities:
Purchases of plant and equipment                             (22)           (73)
Purchases of patents and licenses                             --           (153)
-------------------------------------------------------------------------------
Net cash used in investing activities                        (22)          (226)

Cash flows from financing activities:
Payments on long-term debt                                   (21)          (128)
-------------------------------------------------------------------------------
Net cash used in financing activities                        (21)          (128)
-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                   (724)        (2,476)

Cash and cash equivalents at beginning of period           3,504          9,271
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $ 2,780        $ 6,795
===============================================================================

See notes to condensed consolidated financial statements.

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

April 3, 1999


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


NOTE 2--INVENTORIES
                                                      April 3,        October 3,
                                                       1999             1998
 (dollars in thousands)
--------------------------------------------------------------------------------
Finished products                                      $2,149           $2,128
Work in process                                           137              196
Materials                                                 743              763
--------------------------------------------------------------------------------
Inventories                                            $3,029           $3,087
================================================================================


NOTE 3--LOSS PER SHARE

     As a result of the net loss for all periods presented, weighted average shares used in the calculation of basic and diluted loss per share are the same. Weighted average shares exclude unvested restricted stock, which amounted to 184,000 and 170,000 shares at April 3, 1999 and March 28, 1998 respectively. Common stock equivalents are excluded from the loss per share for all periods presented because the effect would be anti-dilutive.

NOTE 4--SUBSEQUENT EVENT

     As of May 7, 1999, the Company signed an agreement with Transamerica Business Credit Corporation ("TBCC") to provide up to $2,500,000 in senior secured financing. Key components of the agreement are as follows:

     TBCC will provide the Company with a Revolving Credit Facility under which the Company may from time to time borrow an aggregate amount not to exceed the lesser of $1,000,000 or an amount equal to 85% of the amount of the Company's eligible accounts receivable as defined in the agreement (the "Revolving Loan"). In addition to the Revolving Loan, TBCC will provide the Company with a Senior Term Loan not to exceed $1,500,000 (the "Term Loan"). The Term Loan shall be made (i) in an initial disbursement in the amount of $1,000,000; and (ii) thereafter in an additional disbursement of $500,000 upon the closing of an equity issuance by the Company generating net proceeds of not less than $2,000,000. Both loans are collaterized by all of the assets of the Company.

     The term of the Revolving Loan is one year from the date of the agreement and may be renewed upon the agreement of both parties. The interest rate on the Revolving Loan will be the Base Rate (defined below) plus 3.0% per annum, provided that the interest rate in effect in each month will not be less than 9.0% per annum, and provided that the interest charged for each month in respect of the Revolving Credit Facility shall be a minimum of $3,000, regardless of the amount of the obligations outstanding. Base Rate means the highest prime, base or equivalent rate of interest announced from time to time by Citibank, N.A. (which may not be the lowest rate of interest charged by such bank).

     The term of each disbursement of the Term Loan is for 30 months after the date of such disbursement and the interest on the Term Loan accrues at a rate not less than 13.5% per annum.

     Concurrent with the above transaction, the Company provided TBCC with a seven-year warrant to purchase 92,308 shares of common stock at an initial exercise price of $1.625 per share, subject to adjustment. The warrants are exercisable as of the date of the agreement and are non-refundable.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

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

                                                       Quarter Ended                 Six Months Ended
                                                   -----------------------------------------------------
                                                    April 3,      March 28,       April 3,     March 28,
                                                     1999           1998           1999           1998
--------------------------------------------------------------------------------------------------------
  Revenues                                          100.0%         100.0%         100.0%         100.0%
  Cost of sales                                      59.0           55.0           59.8           58.3
--------------------------------------------------------------------------------------------------------
  Gross profit                                       41.0           45.0           40.2           41.7

  Selling, general and administrative expenses       86.4           88.0           85.1           90.8
  Research, development and related expenses         42.8           20.4           38.0           20.1
--------------------------------------------------------------------------------------------------------
  Loss from operations                              (88.2)         (63.4)         (82.9)         (69.2)

  Interest income                                     1.8            3.9            1.5            4.4
  Interest expense                                     --           (0.3)            --           (0.4)
--------------------------------------------------------------------------------------------------------
  Loss before income taxes                          (86.4)         (59.8)         (81.4)         (65.2)

   Income tax benefit                                (3.7)         (14.4)          (5.0)         (17.8)
--------------------------------------------------------------------------------------------------------
   Net loss                                         (82.7%)        (45.4%)        (76.4%)        (47.4%)
========================================================================================================


Quarters Ended April 3, 1999 and March 28, 1998

     Revenues for the second quarter ended April 3, 1999, were $2,001,000 a decrease of $534,000 or 21.1% from the quarter ended March 28, 1998. The lower revenue principally reflects the impact of reduced shipments of reusable and disposable instruments to both domestic and international customers in the gynecology market. Revenues from these products declined $463,000 or 28.9% in the second fiscal quarter of 1999 compared to the second fiscal quarter of 1998 principally due to the market impact resulting from a temporary supply short fall from one outside vendor; generally soft market conditions and increased competition. Sales of the gastrointestinal products also declined in the second quarter of fiscal 1999 by $91,000 to $171,000 compared to the second quarter of fiscal 1998 reflecting reduced volume of electrosurgery generators. Partially offsetting these decreases were revenues from international shipments of the Company's Hydro ThermAblator(R) ("HTA(R)") system for endometrial ablation which increased for the quarter ended April 3, 1999 in the comparable period of fiscal 1998.

     Gross profit as a percentage of revenues decreased to 41.0% in the second quarter of fiscal 1999 compared to 45.0% for the comparable quarter in fiscal 1998. The decrease was principally due to a change in the product mix, with a larger portion of lower margin products shipped during the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998, plus higher overhead absorption costs resulting from the reduced volume. Partially offsetting the reduction in gross margin were decreases in overhead costs of $173,000 for the quarter ended April 3, 1999 compared to the same period in fiscal 1998. This decrease resulted primarily from the consolidation of the Company's manufacturing and distribution facilities that occurred in the fourth quarter of fiscal 1998.

     Selling, general and administrative expenses decreased $504,000 to $1,728,000 or 86.4% of revenue for the quarter ended April 3, 1999 compared to $2,232,000 or 88.0% of revenue for the comparable period in fiscal 1998. The decline in expenses reflects a reduction in legal fees ($267,000) following settlement of the Company's litigation with CooperSurgical in July 1998 and reduced amortization of intangible assets ($158,000) following the sale of a previously acquired product line as well as the impact of a non-compete agreement that became fully amortized during the second quarter of fiscal 1998. Variable selling expenses also declined approximately $70,000 for the quarter ended April 3, 1999 from the same period in fiscal 1998 as a result of lower sales.

     Research, development and related expenses as a percentage of revenues were 42.8% or $857,000 for the second quarter ended April 3, 1999 compared to 20.4% or $516,000 for the same period of fiscal 1998. The increased spending reflects expenses associated with recruiting and treating patients as part of the HTA Phase III clinical trials in the United States. The Company received approval from the Food and Drug Administration ("FDA") to proceed to the Phase III portion of the HTA clinical trials in July 1998 and in September 1998 began to treat patients under the approved protocol. The Company will treat 276 patients at nine U.S. clinical sites under the Phase III protocol. As of May 14, 1999, 210 of the 276 patients have been treated, and an additional 39 patients have been admitted in the program and are awaiting treatment. Data from examinations one year following treatment is one of the requirements for FDA approval.

     Interest income declined to $37,000 in the quarter ended April 3, 1999 compared to $98,000 in the quarter ended March 28, 1998, as a result of the lower average cash balances during the quarter.

     Income tax benefit was 4.3% of the pretax loss for the quarter ended April 3, 1999 compared to 24.1% of the pretax loss in the quarter ended March 28, 1998. The income tax benefit reflects the Company's ability to carry back losses and collect a refund against prior years' taxes paid on the earnings of previously discontinued operations. The amount of carryback available to the Company is limited to the taxes paid on earnings of the previous two fiscal years and the lower effective tax rate in fiscal 1999 results from the reduced amount of remaining carryback available to the Company compared to fiscal 1998. The remaining carryback available to the Company is approximately $136,000, which will be recognized throughout the remainder of fiscal 1999 at the Company's estimated annual effective tax rate.


Six Months Ended April 3, 1999 and March 28, 1998

     Revenues for the six months ended April 3, 1999, were $4,165,000 a decrease of $788,000 or 15.9% from the comparable six-month period ended March 28, 1998. The lower revenue principally reflects the impact of reduced shipments of reusable instruments and disposable products to both domestic and international customers in the gynecology market. Revenues from these products declined $647,000 or 21.5% in the first six months ended April 3, 1999 compared to the six months ended March 28, 1998 principally due to the market impact resulting from a temporary supply short fall from one outside vendor; generally soft market conditions and increased competition. International revenues from shipments of the Company's Hydro ThermAblator(R) ("HTA(R)") system for endometrial ablation declined for the six months ended April 3, 1999 from the comparable period of fiscal 1998. The fiscal 1999 decline reflects a large order from one of the Company's Latin America distributors that was shipped in the first quarter of fiscal 1998 but was not repeated in fiscal 1999.

     Gross profit as a percentage of revenues decreased to 40.2% in the first six months of fiscal 1999 compared to 41.7% for the first six months of fiscal 1998. The decrease was principally due to a change in the product mix, with a larger portion of lower margin products being sold during the six months ended April 3, 1999 compared to the comparable period of fiscal 1998 and higher overhead absorption costs resulting from the reduced volume. Partially offsetting the reduction in gross margins were decreases in overhead costs of $332,000 or 12.1% for the six-month period ended April 3, 1999, compared to the six-month period ended March 28, 1998. This decrease primarily resulted from the consolidation of the Company's manufacturing and distribution facilities that occurred in the fourth quarter of fiscal 1998.

     Selling, general and administrative expenses decreased $951,000 to $3,545,000 or 85.1% of revenues for the six months ended April 3, 1999 compared to $4,496,000 or 90.8% of revenues for the six month period in fiscal 1998. The decline in expenses reflects a reduction in legal fees ($590,000) following settlement of the Company's litigation with CooperSurgical in July 1998 and reduced amortization of intangible assets ($331,000) following the sale of a previously acquired product line as well as the impact of a non-compete agreement that became fully amortized during the second quarter of fiscal 1998. Variable selling expenses also declined approximately $79,000 for the six months ended April 3, 1999 compared to the same period in fiscal 1998 as a result of lower sales.

     Research, development and related expenses as a percentage of revenues were 38.0% or $1,583,000 for the first six months ended April 3, 1999 compared to 20.1% or $994,000 for the same period of fiscal 1998. The increased spending reflects expenses associated with recruiting and treating patients as part of the HTA Phase III clinical trials in the United States discussed under "Quarters Ended April 3, 1999 and March 28, 1998" above.

     Interest income declined to $63,000 in the six month period ended April 3, 1999 compared to $218,000 in the six month period ended March 28, 1998, as a result of the lower average cash balances during the period.

     Income tax benefit was 6.1% of the pretax loss in the six-month period ended April 3, 1999 compared to 27.3% of the pretax loss in the comparable period ended March 28, 1998. The income tax benefit reflects the Company's ability to carry back losses and collect a refund against prior years' taxes paid on the earnings of previously discontinued operations. The amount of carryback available to the Company is limited to the taxes paid on earnings of the previous two fiscal years and the lower effective tax rate in fiscal 1999 results from the reduced amount of remaining carryback available to the Company compared to fiscal 1998. The remaining carryback available to the Company is approximately $136,000, which will be recognized throughout the remainder of fiscal 1999 at the Company's estimated annual effective tax rate.


Liquidity and Capital Resources

     The Company's capital requirements depend on numerous factors, including the progress of the Company's clinical research and product development programs, the timing and receipt of regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements also depend on the resources required to expand and develop a direct sales force in the United States and to expand the Company's manufacturing capacity, and the extent to which the Company's products gain market acceptance and sales. The timing and amount of such capital requirements cannot be predicted accurately. The Company is currently seeking additional financing. Consequently, although the Company believes its existing cash balances together with operating revenues, additional tax refunds and funds available as a result of a financing arrangement concluded with Transamerica Business Credit Corporation on May 7, 1999, (see below) will provide adequate funding to meet the Company's liquidity requirements for the remainder of the current fiscal year, there can be no assurance that additional financing will be available on terms favorable to the Company, or at all. In the event the Company is unable to generate sufficient cash flows from revenues or to secure additional sources of capital, its ability to continue as a going concern may be impaired. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants and may also be dilutive to stockholders.

     During the first six months of fiscal 1999, cash used by operations was $681,000 principally due to the $3,181,000 net loss for the period, which was partially offset by changes in operating assets and liabilities of

$2,500,000. Cash used in investing activities during the first six months of fiscal 1999 of $22,000 consisted of purchases of equipment. Cash flows used in financing activities consisted of $21,000 in scheduled payments made on long-term debt.

     The Company had no material capital or other commitments as of April 3, 1999.

     As of May 7, 1999, the Company signed an agreement with Transamerica Business Credit Corporation ("TBCC") to provide up to $2,500,000 in senior secured financing. Key components of the agreement are as follows:

     TBCC will provide the Company with a Revolving Credit Facility under which the Company may from time to time borrow an aggregate amount not to exceed the lesser of $1,000,000 or an amount equal to 85% of the amount of the Company's eligible accounts receivable as defined in the agreement (the "Revolving Loan"). In addition to the Revolving Loan, TBCC will provide the Company with a Senior Term Loan not to exceed $1,500,000 (the "Term Loan"). The Term Loan shall be made (i) in an initial disbursement in the amount of $1,000,000; and (ii) thereafter in an additional disbursement of $500,000 upon the closing of an equity issuance by the Company generating net proceeds of not less than $2,000,000. Both loans are collaterized by all of the assets of the Company.

     The term of the Revolving Loan is one year from the date of the agreement and may be renewed upon the agreement of both parties. The interest rate on the Revolving Loan will be the Base Rate (defined below) plus 3.0% per annum, provided that the interest rate in effect in each month will not be less than 9.0% per annum, and provided that the interest charged for each month in respect of the Revolving Credit Facility shall be a minimum of $3,000, regardless of the amount of the obligations outstanding. Base Rate means the highest prime, base or equivalent rate of interest announced from time to time by Citibank, N.A. (which may not be the lowest rate of interest charged by such bank).

     The term of each disbursement of the Term Loan is for 30 months after the date of such disbursement and the interest on the Term Loan accrues at a rate not less than 13.5% per annum.

     Concurrent with the above transaction, the Company provided TBCC with a seven-year warrant to purchase 92,308 shares of common stock at an initial exercise price of $1.625 per share, subject to adjustment. The warrants are exercisable as of the date of the agreement and are non-refundable.


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

     IT Systems. The Company has completed a preliminary assessment of Year 2000 issues as they relate to the Company's IT systems. This analysis includes such activities as order taking, billing, purchasing/accounts payable, general ledger/financial, and inventory. Systems critical to the Company's business are commercial packages available from third party vendors and currently in use with little modification. As a result of this assessment, the Company converted during the second quarter of fiscal 1999 one of its two primary internal IT systems to an upgraded version of the software that is, according to information provided by the supplier, believed to be fully Y2K compliant. The Company is also evaluating a second internal IT system which is believed to be compliant in all storage and calculation functions but has some screens that display a two-digit. According to information provided by the vendor a Year 2000 compliant version of the software is available. The Company plans to use both internal and external resources to test the version of the software believed to be Year 2000 compliant and to complete such testing by mid-calendar year 1999 and plans to implement this version if necessary before the end of fiscal year

1999. The Year 2000 analysis and upgrading of existing systems are being performed as a part of the Company's routine maintenance of computer systems and are not anticipated to be material to the Company's financial results.

     External Agents. The Company is currently assessing the impact of Year 2000 readiness of External Agents with which the Company relies for critical products and services. The Company has sent questionnaires and letters of inquiry to the External Agents to assist the Company in assessing the Year 2000 readiness of its External Agents and evaluate the scope of the Company's exposure. Each letter is tailored to the significance of the contribution each makes to the Company's business. The Company anticipates that the assessment phase of this part of the project will be completed by mid-calendar year 1999. To date, the Company is not aware of any External Agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that External Agents will be Year 2000 ready. The inability of External Agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by External Agents is not determinable.

     Process Control and Instrumentation. All other items with potential Year 2000 issues are currently being inventoried and evaluated. These include such items as telephone systems, security systems, HVAC, copiers, FAX machines, production equipment, tools and other process systems. The Company anticipates that the assessment phase of this part of the project will be completed by mid-calendar year 1999 and anticipates it will utilize both internal and external resources to reprogram, replace and test noncompliant equipment. Although the Company is in the early phases of this portion of the Year 2000 project, based upon a preliminary review the Company does not anticipate costs related to this portion of the project to be material to the financial results of the Company.

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

     The Company currently has no contingency plan in place in the event it does not successfully complete all phases of its Year 2000 project. The Company plans to finish evaluation of the status of its Year 2000 plan by June 30, 1999 and then determine whether such a plan is necessary.


Effects of Inflation

     Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

               BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

                                    PART II.

                                OTHER INFORMATION


Item 4. Submission of Matters to Vote of Security Holders

     (a) The Annual Meeting of Stockholders of the Company (the "Meeting") was held on March 25, 1999. At the meeting, Charles Crocker and Ralph M. Richart were elected as directors of the Company for a three-year term expiring at the Company's 2002 Annual Meeting. They were elected by a vote of 6,438,333 votes in favor and 518,982 votes withheld for Charles Crocker and 6,429,559 votes in favor and 527,756 votes withheld for Ralph M. Richart.

          In addition, the following directors continued in office: Richard W. Turner and Gary D. Wrench (until the Company's 2000 Annual Meeting); Lawrence A. Wan (until the Company's 2001 Annual Meeting).

     (b) The other matters presented at the Meeting and the votes of the stockholders with respect thereto are as follows:

          The Company's Amended 1987 Stock Option Plan was amended to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 500,000 shares from 1,600,000 to 2,100,000 shares, with 4,497,666 votes in favor, 866,703 against, 6,782 abstentions and 1,586,164 broker non-votes.

          The Company's 1992 Restricted Stock Plan was amended to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 200,000 shares from 700,000 to 900,000 shares, with 4,461,978 votes in favor, 880,903 against, 28,270 abstentions and 1,586,164 broker non-votes.

          The selection of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending October 2, 1999 was ratified with 6,931,578 votes in favor, 8,231 against and 17,506 abstentions.


Item 5. Other Information

          Effective February 1, 1999, Herbert H. Spoon resigned as President and Chief Executive Officer of the Company and Richard W. Turner returned as President and Chief Executive Officer. Mr. Spoon will continue as an employee of the Company in the position of Senior Advisor to the Chairman and the President through October 31,1999, at which time his employment will terminate.

Item 6. Exhibits and Reports on Form 8-K

     Index to Exhibits

     (a) Exhibits

         10.32 Transamerica Business Credit Corporation Loan and Security Agreement

         10.33      Richard W. Turner Employment Letter

         27.1       Financial Data Schedule

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the second quarter ended April 3, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 18, 1999.



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