Form 10-Q/A
period 1999-04-03
BEI MEDICAL SYSTEMS CO INC /DE/
filed 1999-05-21
CIK 851478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A

[X] Amendment to Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 3, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
     _____________.

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

          (a)  Exhibits

               27.1 Financial Data Schedule


          SIGNATURES
          ----------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 21, 1999.



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