Form 10-Q
period 1999-07-03
BEI MEDICAL SYSTEMS CO INC /DE/
filed 1999-08-17
CIK 851478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 3, 1999 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _________.

                         Commission file number 0-17885
                        BEI MEDICAL SYSTEMS COMPANY, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                         71-0455756
 -------------------------------                 -------------------------------
          (State of                              (I.R.S. Employer Identification
        incorporation)                                         No.)

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

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock: $.001 Par Value, 7,686,770 shares as of August 1, 1999

               BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

                                      INDEX

PART 1.  FINANCIAL INFORMATION (Unaudited)                                  PAGE
         ---------------------                                              ----
Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets -- July 3, 1999
              (unaudited) and October 3, 1998                                  3

              Condensed Consolidated Statements of Operations -- Three
              Months and Nine Months Ended July 3, 1999 (unaudited) and        4
              June 28, 1998 (unaudited)

              Condensed Consolidated Statements of Cash Flows -- Nine
              Months Ended July 3, 1999 (unaudited) and June 28, 1998          5
              (unaudited)

              Notes to Condensed Consolidated Financial Statements --
              July 3, 1999                                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 8

PART II. OTHER INFORMATION                                                    13

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              27.1 Financial Data Schedule

         (b)  Reports on Form 8-K

         SIGNATURES

                                     PART I.

                              FINANCIAL INFORMATION


Item 1.    Financial Statements


BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                October 3,
                                                July 3,            1998
                                                 1999           (See note
 (dollars in thousands)                      (Unaudited)           below)
--------------------------------------------------------------------------------
ASSETS
Current assets
Cash and cash equivalents                       $2,429           $3,504
Trade receivables, net                           1,675            1,897
Inventories -- Note 2                            2,559            3,087
Refundable income taxes                            423            2,384
Other current assets                               201              360
--------------------------------------------------------------------------------
Total current assets                             7,287           11,232
Property, plant and equipment, net                 611              820
Tradenames, patents and other, net               1,656            1,846
Goodwill, net                                    3,173            3,353
Other assets                                       195              137
--------------------------------------------------------------------------------
Total assets                                   $12,922          $17,388
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable                            $664           $1,551
Accrued expenses and other liabilities           1,548            1,376
Current portion of long-term debt                   --               21
--------------------------------------------------------------------------------
Total current liabilities                        2,212            2,948
Long-term debt, less current portion -
Note 4                                           1,000               --
Stockholders' equity                             9,710           14,440
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity     $12,922          $17,388
================================================================================

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

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                            Quarter Ended        Nine Months Ended
                                          -----------------------------------------
(amounts in thousands except per          July 3,   June 28,     July 3,    June 28,
share amounts)                              1999      1998         1999        1998
-----------------------------------------------------------------------------------
 Revenues                                 $2,347     $2,293       $6,512     $7,246
 Cost of sales                             1,389      1,350        3,878      4,239
-----------------------------------------------------------------------------------
 Gross Profit                                958        943        2,634      3,007

 Selling, general and administrative       1,869      1,757        5,414      6,253
 expenses
 Research, development and related           902        778        2,485      1,772
 expenses
-----------------------------------------------------------------------------------
                                           2,771      2,535        7,899      8,025
-----------------------------------------------------------------------------------
 Loss from operations                     (1,813)    (1,592)      (5,265)    (5,018)
 Interest income                              25         54           88        272
 Interest expense                            (29)        (2)         (29)       (21)
-----------------------------------------------------------------------------------
 Loss before income taxes                 (1,817)    (1,540)      (5,206)    (4,767)

 Income tax benefit                         (107)      (563)        (315)    (1,443)
-----------------------------------------------------------------------------------
 Net loss                                ($1,710)     ($977)     ($4,891)   ($3,324)
===================================================================================

Loss per Common Share -- Note 3
Loss per common share, basic and          ($0.23)    ($0.13)    ($0.65)      ($0.45)
diluted
===================================================================================
Weighted average shares outstanding        7,540      7,428      7,497        7,316
===================================================================================

See notes to condensed consolidated financial statements.

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                    Nine Months Ended
                                                   -------------------
                                                   July 3,     June 28,
  (dollars in thousands)                             1999        1998
--------------------------------------------------------------------------------

Net cash used in operating activities              ($2,043)    ($3,717)

Cash flows from investing activities:
Purchases of equipment                                 (12)       (247)
Purchases of patents and licenses                       --        (108)
--------------------------------------------------------------------------------
Net cash used in investing activities                  (12)       (355)

Cash flows from financing activities:
Proceeds from long-term borrowings                   1,000          --
Payments on long-term debt                             (21)       (158)
--------------------------------------------------------------------------------
Net cash provided by (used in) financing               979        (158)
activities
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents           (1,075)     (4,230)

Cash and cash equivalents at beginning of period     3,504       9,271
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period          $2,429      $5,041
--------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 3, 1999

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

NOTE 2 -- INVENTORIES


                                                    July 3,   October 3,
 (dollars in thousands)                              1999        1998
--------------------------------------------------------------------------------
Finished products                                   $1,821      $2,128
Work in process                                        136         196
Materials                                              602         763
--------------------------------------------------------------------------------
Inventories                                         $2,559      $3,087
================================================================================

NOTE 3 -- LOSS PER SHARE

      As a result of the net loss for all periods presented, weighted average shares used in the calculation of basic and diluted loss per share are the same. Weighted average shares exclude unvested restricted stock, which amounted to 151,000 and 338,000 shares at July 3, 1999 and June 28, 1998 respectively. Common stock equivalents are excluded from the loss per share for all periods presented because the effect would be anti-dilutive.

NOTE 4 -- NOTE PAYABLE

      As of May 7, 1999, the Company signed an agreement with Transamerica Business Credit Corporation ("TBCC") to provide up to $2,500,000 in senior secured financing. Key components of the agreement are as follows:

      TBCC is providing the Company with a Revolving Credit Facility under which the Company may from time to time borrow an aggregate amount not to exceed the lesser of $1,000,000 or an amount equal to 85% of the amount of the Company's eligible accounts receivable as defined in the agreement (the "Revolving Loan"). In addition to the Revolving Loan, TBCC is providing the Company with a Senior Term Loan not to exceed $1,500,000 (the "Term Loan"). The Term Loan was made in an initial disbursement in the amount of $1,000,000; on May 7, 1999 with an additional disbursement of $500,000 to be made upon the closing of an equity issuance by the Company generating net proceeds of not less than $2,000,000. All borrowings under the TBCC agreement are collaterized by all of the assets of the Company.

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

      Concurrent with the above transaction, the Company provided TBCC with a seven-year warrant to purchase 92,308 shares of common stock at an initial exercise price of $1.625 per share, subject to adjustment. The warrant is currently exercisable.

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

                                            Quarter Ended        Nine Months Ended
                                          -----------------------------------------
                                          July 3,   June 28,     July 3,    June 28,
                                            1999      1998         1999        1998
-----------------------------------------------------------------------------------
  Revenues                                 100.0%     100.0%     100.0%     100.0%
  Cost of sales                             59.2       58.9       59.6       58.5
-----------------------------------------------------------------------------------
  Gross profit                              40.8       41.1       40.4       41.5

  Selling, general and administrative
  expenses                                  79.6       76.6       83.1       86.3
  Research, development and related
  expenses                                  38.4       33.9       38.2       24.5
-----------------------------------------------------------------------------------
  Loss from operations                     (77.2)     (69.4)     (80.9)     (69.3)

  Interest income                            1.1        2.4        1.4        3.8
  Interest expense                          (1.2)      (0.1)      (0.4)      (0.3)
-----------------------------------------------------------------------------------
  Loss before income taxes                 (77.4)     (67.2)     (79.9)     (65.8)

  Income tax benefit                        (4.6)     (24.6)      (4.8)     (19.9)
===================================================================================
  Net loss                                 (72.9%)    (42.6%)    (75.1%)    (45.9%)
===================================================================================

Quarters Ended July 3, 1999 and June 28, 1998

      Revenues for the third quarter ended July 3, 1999, were $2,347,000 an increase of $54,000 or 2.4% from the quarter ended June 28, 1998. The higher revenue reflects the impact of increased shipments of Hydro-ThermAblator(R)(HTA(R)) systems and associated disposable products to international customers. Revenues from these products in the third fiscal quarter of 1999 increased $60,000 to $115,000 or 109.1% compared to the third fiscal quarter of 1998, reflecting growing acceptance of the HTA system for treatment of endometrial ablation in certain international markets. In addition revenues from OEM products grew $57,000 to $287,000 or 24.8%. Revenues from gynecology products were virtually unchanged from the comparable period of fiscal 1998. Gynecology revenues reflect increased shipments of disposable instruments that were partially offset by reduced shipments of hardware and reusable instruments. Revenues from gastrointestinal products in the third quarter of fiscal 1999 were $185,000, a decline of $50,000 or 21.3% compared to the third quarter of fiscal 1998, reflecting reduced volume of generators and disposable probes.

      Gross profit as a percentage of revenues was 40.8% in the third quarter of fiscal 1999 compared to 41.1% for the comparable quarter in fiscal 1998. The decrease was principally due to a change in the product mix, with a larger portion of lower margin products shipped during the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. Partially offsetting the reduction in gross margin were decreases in direct labor and overhead costs of $129,000 for the quarter ended July 3, 1999 compared to the same period in fiscal 1998. This decrease resulted primarily from the consolidation of the Company's manufacturing and distribution facilities that occurred in the fourth quarter of fiscal 1998.

      Selling, general and administrative expenses increased $112,000 to $1,869,000 or 79.6% of revenue for the quarter ended July 3, 1999 compared to $1,757,000 or 76.6% of revenue for the comparable period in fiscal 1998. Third quarter fiscal 1999 expenses reflect reduced selling expense, resulting from decreased marketing, commission and travel expenses as well as lower amortization of intangibles. However, these savings were offset by the absence in fiscal 1999 of a one-time net benefit in the third quarter of fiscal 1998 of $488,000. Third quarter fiscal 1998 expenses reflected the benefit of a $1,313,000 reversal of previously expensed legal fees which were reimbursed by the Company's insurance carrier. This benefit in fiscal 1998 third quarter was partially offset by a charge of approximately $354,000 in expenses related to the consolidation of the Company's facilities and a charge of $471,000 to reduce the carrying value of certain intangible assets to net realizable value.

      Research, development and related expenses as a percentage of revenues were 38.4% or $902,000 for the third quarter ended July 3, 1999 compared to 33.9% or $778,000 for the same period of fiscal 1998. The increased spending reflects expenses associated with recruiting and treating patients as part of the HTA Phase III clinical trials in the United States. The Company received approval from the Food and Drug Administration ("FDA") to proceed to the Phase III portion of the HTA clinical trials in July 1998 and in September 1998 began to treat patients under the approved protocol. The Company was required to treat 276 patients at its nine U.S. clinical sites under the Phase III protocol. As of August 6, 1999, all of the 276 patients were treated. Data from examinations one year following treatment is one of the requirements for FDA approval.

      Interest income declined to $25,000 in the quarter ended July 3, 1999 compared to $54,000 in the quarter ended June 28, 1998, as a result of the lower average cash balances during the quarter.

      Interest expense increased to $29,000 in the quarter ended July 3, 1999 compared to $2,000 in the quarter ended June 28, 1998, as a result of the $1,000,000 term note and related credit facility which the Company entered in May 1999. See "Notes to Condensed Consolidated Financial Statements /Note 4 - Note Payable".

      Income tax benefit was 5.9% of the pretax loss for the quarter ended July 3, 1999 compared to 36.6% of the pretax loss in the quarter ended June 28, 1998. The income tax benefit reflects the Company's ability to carry back losses and collect a refund against prior years' taxes paid on the earnings of previously discontinued operations. The amount of carryback available to the Company is limited to the taxes paid on earnings of the previous two fiscal years and the lower effective tax rate in fiscal 1999 results from the reduced amount of remaining carryback available to the Company compared to fiscal 1998. The remaining net carryback available to the Company is approximately $75,000, which will be recognized in the fourth quarter of fiscal 1999.

Nine-months Ended July 3, 1999 and June 28, 1998

      Revenues for the nine-months ended July 3, 1999, were $6,512,000 a decrease of $734,000 or 10.1% from the comparable nine-month period ended June 28, 1998. The lower revenue principally reflects the impact of reduced shipments of reusable instruments to both domestic and international customers generally due to soft market conditions and increased competition. Revenues from these products declined $520,000 or 16.0% in the nine-month period ended July 3, 1999 compared to the nine-month period ended June 28, 1998. Additionally, revenues from disposable instruments declined by $96,000 reflecting the market impact early in the fiscal year of a temporary supply shortfall from one outside vendor and revenues from gastrointestinal products declined $106,000 or 15.9%. Partially offsetting the above were increased international revenues from shipments of the Company's HTA system for endometrial ablation. HTA revenues for the nine-months ended July 3, 1999 increased to $260,000 or 10.2% from the comparable period of fiscal 1998. The higher HTA revenue in fiscal 1999 reflects increased adaptation of the HTA procedure in certain international markets. The HTA system is now available for sale in 18 countries. Additionally, revenues from OEM products increased in fiscal 1999 to $818,000, a 7.8% increase.

      Gross profit as a percentage of revenues decreased to 40.4% in the first nine-months of fiscal 1999 compared to 41.5% for the first nine-months of fiscal 1998. The decrease was principally due to a change in the product mix, with a larger portion of lower margin products being sold during the nine-months ended July 3, 1999 compared to the comparable period of fiscal 1998, and higher overhead absorption costs resulting from the reduced volume. Partially offsetting the reduction in gross margins were decreases in direct labor and overhead costs of $336,000 for the nine-month period ended July 3, 1999, compared to the prior period. This decrease resulted primarily from the consolidation of the Company's manufacturing and distribution facilities that occurred in the fourth quarter of fiscal 1998.

      Selling, general and administrative expenses decreased $839,000 to $5,414,000 or 83.1% of revenues for the nine-months ended July 3, 1999 compared to $6,253,000 or 86.3% of revenues for the nine-month period in fiscal 1998. The decline in expenses reflects reduced amortization of intangible assets of $397,000 following the sale of a previously acquired product line, as well as the impact of a non-compete agreement that became fully amortized during the third quarter of fiscal 1998. Selling expenses declined approximately $251,000 for the nine-months ended July 3, 1999 compared to the same period in fiscal 1998, reflecting lower commissions and marketing expenses as a result of Company efforts to reduce selling costs. Additionally, the decrease reflects the absence in fiscal 1999 of one-time net charge of $102,000 incurred in fiscal 1998. Nine-month fiscal 1998 results included the benefit of $723,000 representing the reversal of previously expensed legal fees which were reimbursed by the Company's insurance carrier partially offset by a charge of approximately $354,000 related to the consolidation of the Company's facilities and a charge of $471,000 to reduce the carrying value of certain intangible assets to their net realizable value.

      Research, development and related expenses as a percentage of revenues were 38.2% or $2,485,000 for the nine-months ended July 3, 1999 compared to 24.5% or $1,772,000 for the same period of fiscal 1998. The increased spending reflects expenses associated with recruiting and treating patients as part of the HTA Phase III clinical trials in the United States. The Company received approval from the Food and Drug Administration ("FDA") to proceed to the Phase III portion of the HTA clinical trials in July 1998 and in September 1998 began to treat patients under the approved protocol. The Company was required to treat 276 patients at its nine U.S. clinical sites under the Phase III protocol. As of August 6, 1999, all of the 276 patients were treated. Data from examinations one year following treatment is one of the requirements for FDA approval.

      Interest income declined to $87,000 in the nine-month period ended July 3, 1999 compared to $272,000 in the prior period, as a result of lower average cash balances during the period.

      Interest expense increased to $28,000 in the nine-month period ended July 3, 1999 compared to $21,000 in the prior period, as a result of the Company's $1,000,000 term note and related credit facility which the Company entered into in May 1999.

      Income tax benefit was 6.1% of the pretax loss in the nine-month period ended July 3, 1999 compared to 30.3% of the pretax loss in the comparable period of fiscal 1998. The income tax benefit reflects the Company's ability to carry back losses and collect a refund against prior years' taxes paid on the earnings of previously discontinued operations. The amount of carryback available to the Company is limited to the taxes paid on earnings of the previous two fiscal years and the lower effective tax rate in fiscal 1999 results from the reduced amount of remaining carryback available to the Company compared to fiscal 1998. The remaining carryback available to the Company is approximately $75,000, which will be recognized in the fourth quarter of fiscal 1999.

Liquidity and Capital Resources

      The Company's capital requirements depend on numerous factors, including the progress of the Company's clinical research and product development programs, the timing and receipt of regulatory clearances and approvals, and the resources the Company devotes to developing, manufacturing and marketing its products. The Company's capital requirements also depend on the resources required to expand and develop a direct sales force in the United States and to expand the Company's manufacturing capacity, and the extent to which the Company's products gain market acceptance and sales. The timing and amount of such capital requirements cannot be predicted accurately. The Company is currently seeking additional financing. Consequently, although the Company believes its existing cash balances together with operating revenues, additional tax refunds and funds available as a result of a financing arrangement with Transamerica Business Credit Corporation in May 1999 (see below) will provide adequate funding to meet the Company's liquidity requirements for the remainder of the current calendar year, there can be no assurance that additional financing will be available on terms favorable to the Company, or at all. In the event the Company is unable to generate sufficient cash flows from operations or to secure additional sources of capital, its ability to continue as a going concern may be impaired. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants and may also be dilutive to stockholders.

      During the first nine-months of fiscal 1999, cash used by operations was $2,043,000 principally due to the $4,891,000 net loss for the period, partially offset by changes in operating assets and liabilities of $2,848,000. Cash used in investing activities during the first nine-months of fiscal 1999 of $12,000 consisted of purchases of equipment. Cash received from financing activities consisted of $1,000,000 from the issuance of long-term debt (see below). Cash flows used in financing activities consisted of $21,000 in scheduled payments made on long-term debt.

      The Company had no material capital or other commitments as of July 3, 1999.

      As of May 7, 1999, the Company signed an agreement with TBCC to provide up to $2,500,000 in senior secured financing. Key components of the agreement are as follows:

      TBCC is providing the Company with a Revolving Credit Facility under which the Company may from time to time borrow an aggregate amount not to exceed the lesser of $1,000,000 or an amount equal to 85% of the amount of the Company's eligible accounts receivable as defined in the agreement (the "Revolving Loan"). In addition to the Revolving Loan, TBCC is providing the Company with a Senior Term Loan not to exceed $1,500,000 (the "Term Loan"). The Term Loan was made in an initial disbursement in the amount of $1,000,000 on May 7, 1999; with an additional disbursement of $500,000 to be made upon the closing of an equity issuance by the Company generating net proceeds of not less than $2,000,000. All borrowings under the TBCC agreement are collaterized by all of the assets of the Company.

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

      The term of each disbursement of the Term Loan is for 30 months after the date of such disbursement and the interest on the Term Loan accrues at a rate not less than 13.5% per annum. In connection with the loan-term borrowings under the TBCC agreement, the Company may be subject to market risks resulting from charges in the variable interest rate as provided in the agreement. At July 3, 1999, the fair value of the borrowings outstanding under the term loan approximates its carrying value.

      Concurrent with the above transaction, the Company provided TBCC with a seven-year warrant to purchase 92,308 shares of common stock at an initial exercise price of $1.625 per share, subject to adjustment. The warrant is currently exercisable.

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

      The Company and third parties, with which the Company does business, rely on numerous computer programs in their day-to-day operations. The Company's Year 2000 project is divided into the following major sections: infrastructure and applications software, commonly referred to as "IT Systems", third party suppliers and customers, commonly referred to as "External Agents", process control and instrumentation and Company products.

      IT Systems. The Company has completed its assessment of Year 2000 issues as they relate to the Company's IT systems. This analysis included such activities as order taking, billing, purchasing/accounts payable, general ledger/financial, and inventory. Systems critical to the Company's business are commercial packages available from third party vendors and currently in use with little modification. According to information provided by the suppliers of these products, the versions of these systems in use are believed to be Year 2000 compliant in storage, calculation, and function. The Company has upgraded these systems where necessary and believes that all mission critical software is now Year 2000 compliant, based upon representation from the vendors. The Company has used both internal and external resources to test the versions of the software believed to be Year 2000 compliant and has found no discrepancy. The Company is executing a plan to resolve the remaining software and hardware issues. The Year 2000 analysis and upgrading of existing systems are being performed as a part of the Company's routine maintenance of computer systems and are not anticipated to be material to the Company's financial results.

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

      Process Control and Instrumentation. All other items with potential Year 2000 issues continue to be inventoried and evaluated by the Company. These include such items as telephone systems, security systems, HVAC, copiers, FAX machines, production equipment, tools and other process systems. The Company anticipates that the assessment phase of this part of the project will be completed in the third calendar quarter. To date, the Company has not discovered any year 2000 issues with any of these items. Although the Company is in the early phases of this portion of the Year 2000 project, based upon a preliminary review the Company does not anticipate costs related to this portion of the project to be material to the financial results of the Company.

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

      The Company currently believes that it has an effective program in place to resolve the Year 2000 issues in a timely manner, however the Company has not yet completed all necessary phases of the Year 2000 project. In the event that the Company does not complete any additional phases, the Company would be unable to efficiently take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company.

      The Company currently believes it does not need a year 2000 contingency plan. All of the Company's major systems have been upgraded or determined to be compliant. Any remaining Year 2000 compliance issues should be minor and will be dealt with as they are identified. The Company will continue to monitor and evaluate the potential impact of the Year 2000 issue and adjust the plans accordingly.

Effects of Inflation.

      Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

               BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES

                                    PART II.

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


(a)   Exhibits

      27.1 Financial data schedule

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended July 3, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 1999.

                                          BEI Medical Systems Company, Inc.


                                          By: /s/ Thomas W. Fry
                                              ----------------------------------
                                              Thomas W. Fry
                                              Vice President of Finance and
                                              Administration,
                                              Secretary and Treasurer
                                              (Chief Financial Officer)