Form 10-K
period 1999-10-02
BEI MEDICAL SYSTEMS CO INC /DE/
filed 1999-12-29
CIK 851478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 2, 1999 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-17885

                       BEI MEDICAL SYSTEMS COMPANY, INC.

             (Exact name of Registrant as specified in its charter)

               Delaware                                         71-0455756
   ---------------------------------                         -------------------
     (State or other jurisdiction                             (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

                               100 Hollister Road
                           Teterboro, New Jersey 07608
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (201) 727-4900
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                          -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
|_|

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 10, 1999 was $8,461,497 (A). As of December 10, 1999, 7,685,707 shares of Registrant's Common Stock were outstanding.

(A) Based upon the closing sale price of the Common Stock on December 10, 1999, as reported on the Nasdaq National Market System. Excludes 1,801,495 shares of Common Stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of Common Stock outstanding on December 10, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Registrant, or that such person is controlled by or under common control with Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Proxy Statement with respect to its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
     Item 1.    Business ..................................................    3

     Item 2.    Properties ................................................   29

     Item 3.    Legal Proceedings .........................................   29

     Item 4.    Submission of Matters to a Vote of Security Holders .......   29

PART II
     Item 5.    Market for Registrant's Common Equity and
                Related Stockholder Matters ...............................   30

     Item 6.    Selected Financial Data ...................................   31

     Item 7.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations .............   33

     Item 7a.   Qualitative and Quantitative Disclosures about Market Risks   40

     Item 8.    Financial Statements and Supplementary Data ...............   41

     Item 9.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure ....................   61

PART III
     Item 10.   Directors and Executive Officers
                of the Registrant .........................................   62

     Item 11.   Executive Compensation ....................................   62

     Item 12.   Security Ownership of Certain Beneficial
                Owners and Management .....................................   62

     Item 13.   Certain Relationships and Related Transactions ............   62

PART IV
     Item 14.   Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K ...................................   63

Signatures      ...........................................................   67

                                     PART I

      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words, "intend", "anticipate", "believe", "estimate" and "expect" and similar expressions as they relate to the Company are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1, "Business", including "Risk Factors", as well as Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information.

ITEM 1. BUSINESS

Asset Sale

      On December 8, 1999, BEI Medical Systems Company, Inc. (the "Company" or "BEI") completed the sale of a substantial portion of the assets of the Company to CooperSurgical Acquisition Corp., a Delaware corporation ("CSAC"), pursuant to an Asset Purchase Agreement, dated as of October 1, 1999, by and between the Company and CSAC, as amended (the "Asset Purchase Agreement") (the "Asset Sale"). The assets sold constitute a business of developing, manufacturing, marketing and servicing a broad array of advanced systems and devices for minimally invasive diagnostic and therapeutic procedures in the medical fields of gynecology and gastroenterology (the "Base Business"). During the fiscal year ended October 2, 1999, approximately 97% of the Company's revenue was derived from sales of products of the Base Business. In consideration for the sale of the Base Business, the Company received approximately $10.5 million in cash which amount is subject to post-closing adjustments. In addition, CSAC assumed certain liabilities and contracts of the Company, and CooperSurgical, Inc. waived royalty payments in the amount of up to $100,000 that otherwise may have been due in the future from the Company.

      In connection with the Asset Sale, the Company and CSAC entered into a Transition Agreement under which, for up to six months following the closing of the Asset Sale, the Company is providing certain products and services to CSAC in connection with the Base Business and the assets the Company sold. In addition, the Company and CSAC entered into a Noncompetition Agreement under which the Company made certain covenants, including a covenant that it will not prior to December 8, 2004 engage in any business that competes with any of the products the Company sold to CSAC. The Company retained the right, in certain circumstances, to narrow substantially the scope of such noncompetition covenant. For additional information regarding the Asset Sale, see the Company's Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 1999.

      Following the Asset Sale the Company is focusing on developing and commercializing a new therapeutic system, the Hydro ThermAblator(R) (the "HTA(R)") for treatment of excessive uterine bleeding. Approval to market this system in the United States is dependent upon authorization from the U.S. Food and Drug Administration ("FDA"), and the Company expects to complete follow-up studies during the coming year that it anticipates will lead to the necessary FDA authorization. In the meantime, the Company will emphasize marketing of the HTA system in international markets and will prepare for U.S. marketing that it anticipates could commence between October 2000 and April 2001. See "Business--Risk Factors--Future Capital Needs and Applications"

      The following business overview includes the activities of BEI's Base Business prior to the Asset Sale and is presented for historical purposes.

Industry Overview

      Women's healthcare represents a large and rapidly growing segment of healthcare expenditures. Government spending on women's healthcare for Medicare and Medicaid benefits alone is expected to exceed $200 billion annually. Women rely on their gynecologists for specific healthcare needs from puberty, through their childbearing years, to menopause and beyond. The National Ambulatory Care Survey, conducted by the National Center for Health Statistics, indicates that women in the United States make over 51 million visits to OB/GYN offices annually. Additionally, as the women's population ages, the number of visits annually and the incidence of gynecological conditions requiring diagnosis and treatment will increase. The Company believes that better informed women, combined with the fact that nearly half of the gynecologists under the age of 45 are women, has resulted in a heightened awareness of women's health issues. As a result, women are driving the demand for the implementation of new and innovative diagnostic and therapeutic procedures.

      Minimally invasive surgical techniques were developed in response to the desire by physicians and patients for lower risk, less traumatic surgical procedures. Minimally invasive procedures reduce anesthesia requirements, do not require extensive post-operative follow-up, reduce the risk of post-operative complications, and shorten the recovery period, allowing patients to return to productive lifestyle activities sooner. Gynecologists have recently added endometrial ablation to their outpatient approach to therapy.

Base Business

      Prior to the Asset Sale, the Company's goal was to provide a broad array of minimally invasive advanced systems and devices to be used in an outpatient setting serving the specific needs of gynecologists and their patients. The Company's Base Business involved the manufacture and marketing of a line of minimally invasive systems and devices for the diagnosis and treatment of high incidence gynecological conditions affecting the cervix, uterus and other aspects of the reproductive system, as well as products used to facilitate oncological procedures and perform pelvic reconstructive surgery.

      The Base Business included a line of specialty instruments, procedure kits, disposables and equipment for gynecologists, as outlined in the following table, as well as a line of gastroenterology products. As a result of the Asset Sale, the Company will no longer manufacture, market, sell or service any of the following products, except the HTA and related accessories:

         Clinical Target                              Key Products
         ---------------                              ------------

Cervix........................        o   Bi-Safe I(TM) bipolar electrosurgical
                                          generator and bipolar LLETZ electrode
                                          system, for removal of abnormal tissue
                                          from the cervix
                                      o   Colposcopy instruments, including
                                          biopsy forceps and specula
                                      o   Gyne-Tech(TM) colposcopes systems, for
                                          tissue destruction
                                      o   Gyne-Tech cryosurgical systems, for
                                          tissue destruction
                                      o   OS Finder(TM) dilator, for cervical
                                          canal access
                                      o   Plus II(TM) monopolar generator and
                                          monopolar LLETZ Plus(TM) electrodes,
                                          for removal of abnormal tissue from
                                          the cervix

Uterus........................        o   Corson Office Hysteroscopy System, for
                                          examination and therapy of the inner
                                          surface of the uterus **
                                      o   HTA, for treatment of excessive
                                          menstrual bleeding*
                                      o   Hysteroscopic Insufflator, for precise
                                          control of uterine distension
                                      o   Z-Sampler(TM) endometrial suction
                                          curette, for tissue sampling to detect
                                          carcinoma or precancerous conditions

         Clinical Target                              Key Products
         ---------------                              ------------


Infertility Diagnosis.........        o   Corson Office Hysteroscopy System, for
                                          examination and therapy of the inner
                                          surface of the uterus**
                                      o   Hysteroscopic Insufflator, for precise
                                          control of uterine distension
                                      o   Laparoscopic Insufflator, with high
                                          flow capability to maintain proper
                                          peritoneal cavity distension
                                      o   OS Finder dilator, for cervical canal
                                          access
                                      o   SHG catheter, for distension during
                                          sonohysterography
                                      o   Z-Sampler endometrial suction curette,
                                          for endometrial sampling and to
                                          monitor hormonal therapy effects
                                      o   ZUI(TM) uterine injector, for
                                          hysterosalpingography
                                      o   ZUMI(TM) uterine manipulator/injector,
                                          for manipulation of the uterus

Oncological Surgery and Pelvic
Reconstruction................        o   Endo-Sock(TM)/MegaPouch(TM), for
                                          laparoscopic tissue removal
                                      o   Laparoscopic Insufflator, with high
                                          flow capability to maintain proper
                                          peritoneal cavity distension
                                      o   MIYA Hook(TM), for pelvic suspension
                                          surgery
                                      o   Nichols-Veronikis Ligature
                                          Carrier(TM), for pelvic suspension
                                          surgery
                                      o   Soderstrom LAVH Manipulator(TM), for
                                          laparoscopically assisted hysterectomy

------------

*     Not available in the United States

** The Company will continue to sell these products, but only in conjunction with its sales of the HTA product.

The Hydro ThermAblator or HTA

Background

      The Company has focused its recent efforts on the development and commercialization of the patented HTA system for treatment of menorrhagia, or excessive uterine bleeding. This new product and its potential are more fully discussed below.

      The female reproductive system consists of the uterus, ovaries and fallopian tubes. The uterus is a highly vascular, muscular organ which lies below the abdomen in the pelvis. Although the size and shape of a normal uterus can vary significantly, the uterus is typically a pear shaped organ about 7 to 8 cm long and 4 to 5 cm at its widest point. Within the uterus lies the cavity where fetal development takes place during pregnancy. The cavity is lined by the endometrium, which is filled with tiny blood vessels. The endometrium can vary in depth from 1 mm to over 10 mm. The thick muscular layer surrounding the endometrium is called the myometrium. The bottom of the uterus is known as the cervix. The cervix is richly supplied with nerves, making it the most sensitive portion of the uterus. The cervix leads to the vagina, a muscular tube that leads to the exterior of the body.

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

Alternative Treatments

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

      Other non-surgical techniques for treatment of excessive uterine bleeding are under development and in various stages of FDA clinical trials, including devices that employ heated fluid-filled balloons, electrodes on the surface of a balloon, microwave energy, radio frequency (RF) currents, and cryosurgery (freezing). One such device, the ThermaChoice balloon from Gynecare, a subsidiary of Johnson & Johnson ("J&J") has received permission from the FDA to market in the United States. Valleylab announced earlier this year that it would be conducting a limited clinical trial of the Vesta System for endometrial ablation prior to FDA approval in the United States. The Vesta System is currently under FDA investigation and is not for sale in the United States.

      The Company believes that these devices are limited in their effectiveness due to their inability to fully conform with the convoluted surface of the entire uterine lining, their inability to reach into narrow cornual areas, and their inability to conform to the shape of a broad range of uterine sizes. Further, these devices do not allow the gynecologist to visualize the uterine cavity prior to treatment, to definitively confirm proper placement inside the uterine cavity, to observe treatment, or to immediately evaluate the effect of treatment, because they do not include hysteroscopic capability. In March 1998, the United Kingdom Department of Health, Medical Devices Agency, notified medical administrators, surgeons and nurses of reports of a number of incidences of uterine perforation and injury to adjacent organs involving devices for endometrial ablation by thermal means. The notice advised practitioners to verify the correct placement of such devices within the uterus prior to their use. The Company believes the HTA will reduce the risk of perforation due to its integral hysteroscope, which provides visual confirmation of uterine anatomy and verification of instrument position. The characteristics of various endometrial ablation technologies currently under development or commercialization are outlined below.

                 Comparison of Endometrial Ablation Technologies

------------------------------------------------------------------------------------------------------------------------
                                                                                     Compatibility
                                                                                     With Varying
                                 Method of                                           Uterine Size &   Pressurization of
     Device Technology          Introduction      Location of Energy Source              Shape        the Uterine Cavity
------------------------------------------------------------------------------------------------------------------------
Balloon containing heated     Blind insertion    Heater inside balloon, inside            Low               High,
fluid                                            uterus                                                   150+ mmHg
------------------------------------------------------------------------------------------------------------------------
Balloon with conductive       Blind insertion    External electrosurgical                 Low               High,
electrodes                                       generator, electrodes inside                             150+ mmHg
                                                 uterus
------------------------------------------------------------------------------------------------------------------------
Microwave probe               Blind insertion    External microwave generator             Low           Not applicable
                                                 applicator inside uterus
------------------------------------------------------------------------------------------------------------------------
Cryogenic probe               Blind insertion    External unit, probe inside              Low           Not applicable
                                                 uterus
------------------------------------------------------------------------------------------------------------------------
Conductive mesh electrode     Blind insertion    External electrosurgical                 Low               Vacuum
                                                 generator, electrode inside
                                                 uterus
------------------------------------------------------------------------------------------------------------------------
Free fluid circulation        Blind insertion    Heater inside probe, inside             High                Low,
probe                                            uterus                                                   < 50 mmHg
------------------------------------------------------------------------------------------------------------------------
Free fluid circulation        Insertion with     External Heater, circulation to         High                Low,
hysteroscope                  visual control,    uterus                                                   < 50 mmHg
                              connected to
Hydro ThermAblator            video monitor
------------------------------------------------------------------------------------------------------------------------

The Hydro ThermAblator Solution

      The Company has developed the patented HTA technology as an alternative to existing treatments for menorrhagia, or excessive uterine bleeding, as well as other proposed ablation treatments currently under development.

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

      The Company's initial target market for the HTA is the 150,000 hysterectomies performed in the United States annually for menorrhagia or excessive menstrual bleeding from benign causes. Additionally, the Company has identified a market opportunity among the nearly two million women suffering from abnormal uterine bleeding in the United States for whom the prospect of long-term hormonal therapy or repeated D&C procedures is undesirable, or for whom such treatments are ineffective. The Company also believes that an additional substantial market opportunity exists among the over seven million post-menopausal women who are currently receiving hormonal replacement therapy that can result in an undesirable resumption of menstrual bleeding. BEI also believes marketing opportunities will develop among women seeking a cessation of menstruation, either electively as a lifestyle choice or in conjunction with tubal sterilization.

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

      The need to provide a definitive diagnosis of uterine abnormalities led to the development of hysteroscopy. A gynecologist may look inside the uterus with a hysteroscope, a thin telescope-equipped device that is inserted through the cervix. The hysteroscope is attached to a light source and camera allowing the gynecologist to view the endometrial lining on a video monitor. Direct visualization of the lining of the uterus provides a more precise diagnosis of uterine abnormalities than D&C, hysterosalpingography, x-ray imaging of the uterine cavity and fallopian tubes or ultrasound imaging. The HTA is the only non-surgical technique for the treatment of excessive uterine bleeding currently under development and in various stages of FDA clinical trials that incorporates hysteroscopic visualization.

      In the past most therapeutic procedures for the treatment of excessive uterine bleeding have been done in the hospital environment, often in the operating room under general anesthesia. This has been due to a number of factors, including the high cost of complete hospital style therapeutic hysteroscopy systems, large diameter instrumentation that makes comfortable use in the office with local anesthesia impractical, and the lack of third party payor incentives for office based procedures. However, the transition of therapeutic procedures from the hospital environment to the gynecologist's office practice is expected to be driven by the following: (i) patient's desire to avoid hospitalization, (ii) physician's desire for efficient use of time resulting in improved office economics, and (iii) third party payors providing incentives to relocate procedures to more cost-effective environments.

Results of Clinical Trials

      The Company completed FDA required Phase I clinical trials in April 1996, and was given permission to proceed to a Phase II trial of the HTA. Phase II treatments of 20 patients were completed in December 1997. Follow-up outcome data from the Phase II patients was compiled and submitted to the FDA in June 1998. This outcome data compared favorably with the results of alternative therapies, showing an amenorrhea rate of 57.9%, at six months follow-up examinations. When these patients whose menstrual bleeding was eliminated are grouped with the remainder of the patients whose menstrual bleeding was significantly reduced, the overall success rate was 94.7%. A protocol violation related to pharmaceutical administration required that one patient be removed from consideration in the study, with only one of the remaining 19 patients (5.3%) failing to show an improvement from HTA treatment. There is no assurance the Phase III results will be consistent with the results obtained by the Company in its Phase II trials or that they will support the safety and efficacy of the HTA.

      The Company received approval to begin Phase III Clinical Trials in August 1998, and the first treatments were conducted in September 1998. BEI initiated its Phase III clinical trials at 9 sites and enrolled 276 patients suffering from menorrhagia, or excessive uterine bleeding. The study compared the safety and efficacy of the HTA endometrial ablation treatment to electrosurgical rollerball ablation, one of the current treatments for excessive uterine bleeding. The Company completed the treatment phase of the clinical trials in early August 1999. Data from examinations one year following treatment are required for approval of its premarket approval ("PMA") application, but the Company will submit six-month data to the FDA after review and analysis by its contract research organization (Quintiles). There can be no assurance that any data obtained from the Phase III trial will support the safety and effectiveness of the HTA. Failure of the data to support the safety and effectiveness of the HTA would have a material adverse effect on the Company's business, financial condition and results of operations.

      Certain international markets will require similar regulatory approvals. The Company has received permission from Lloyd's Registered Quality Assurance Ltd. ("LRQA"), the Company's "notified body", to apply the CE Mark to the HTA and to the sterile disposable HTA Procedure Kit. In February 1997, the Company selectively initiated deliveries of HTA systems in some of those countries where regulatory authorities permit sales. Since then treatment centers have been established in Australia, Brazil, Canada, France, Hong Kong, Israel, Italy, Germany, New Zealand, Portugal, Spain, Switzerland, and in the United Kingdom. More recently, regulatory authorities in Australia and in Canada have granted permission for the sale of the HTA system. Over 600 treatments using the HTA have been completed worldwide, demonstrating its ease of use. Management is encouraged by the follow-up of patients at selected international sites, which now exceeds 24 months. The Company believes the pattern of patient follow-up condition reflects results that are consistent with traditional laser and electrosurgical ablation methods and superior to other emerging technologies. See "Business - Government Regulation."

Sales and Marketing

      The Company is unable to market or sell the HTA in the U. S. prior to receiving FDA approval. The Company anticipates that FDA approval to begin commercial sales in the U. S. will occur between October 2000 and April 2001. There can be no assurance that the Company will be successful in obtaining FDA approval on a timely basis, or at all.

      Internationally, distributors in 17 countries have begun marketing the HTA. The Company may also rely on these distributors to assist it in obtaining reimbursement approvals from both government and private insurers in certain international markets. The Company does not currently have distributors in a number of significant international markets that it has targeted and would need to establish additional international distribution relationships in order to sell the HTA in those markets. The Company has targeted the following additional countries for expansion of its international marketing and distribution of the
HTA: China, Japan, Norway, Philippines, South Korea and Sweden.

      Revenues from shipments of HTA products to international distributors during fiscal years 1999 and 1998 were principally to establish demonstration stock, and also included limited commercial sales outside the United States to private healthcare service end-users. During fiscal year 1999, the Company continued working with its international distributors to establish clinical treatment sites with leading gynecologists at key institutions in their respective markets. HTA treatments have been ongoing at these sites to produce the local clinical studies with outcomes follow-up necessary for documentation of the economic models to influence public health ministries and insurance providers regarding reimbursement of the cost of the HTA procedure in these respective markets. Commercial expansion of the market for the HTA in international public healthcare depends on successful adaptation of favorable reimbursement policies on a country by country basis. The Company plans to provide sponsorship for clinically-based seminars conducted by the Company's clinical investigators, as well as clinical practitioners who currently use the HTA, to familiarize practitioners on the use of the HTA. Internationally, BEI will continue to support the efforts of its distributors through sponsorship of guest speakers at national conventions and at clinical seminars and through the sponsorship of postgraduate courses.

Competition

      The Company operates in a highly competitive industry. Many of the Company's existing competitors have significantly greater financial resources and manufacturing capabilities, are more established, have larger marketing and sales organizations and have larger technical staffs than the Company.

      One of the principal competitors for the Company's HTA is Gynecare, a subsidiary of Ethicon, Inc./Johnson & Johnson, whose ThermaChoice balloon, a device for endometrial ablation, has been cleared to be marketed in the United States by the FDA. While J&J has greater financial resources and more established distribution channels than the Company to develop its presence as a provider of an alternative treatment for dysfunctional uterine bleeding, BEI management believes that introduction of the ThermaChoice endometrial ablation product by J&J affirms BEI's market opportunity for non-surgical ablation technology as well as establishes the presence of a competitor that is a credible advocate of an alternative ablation technology. J&J entered the ablation market when it purchased Gynecare, Inc. for approximately $80,000,000 in August 1997. Shortly thereafter, in December 1997, Gynecare received FDA approval to market in the United States its ThermaChoice uterine balloon therapy for dysfunctional uterine bleeding. The Company believes such FDA authorization may have a complementary effect on the Company's prospects because the launch of the J&J product has raised physician and public awareness of non-surgical alternatives for hysterectomy avoidance. The gynecological community has reported to the Company that it is receiving strong interest from women about alternative treatments to dysfunctional uterine bleeding. Gynecologists worldwide are beginning to adopt such alternative treatments, including BEI's HTA, which are becoming available to serve these patients. BEI management believes that based upon patient results 12 months following international treatments, the HTA procedure offers a promising alternative to balloon ablation, as evidenced by reduction in dysfunctional uterine bleeding. Management believes the HTA procedure brings to the treatment of dysfunctional uterine bleeding the safety attendant with direct visualization during treatment and the potential for complete treatment of the endometrial lining of the uterine cavity. As a result, management believes the HTA may prove to be valuable and competitive, despite the existence of J&J's ThermaChoice balloon.

      Other principal competitors for the HTA include Cavaterm, a product of Wallsten Medical SA, which is being sold internationally, but is not for sale in the United States. Valleylab, a subsidiary of U.S. Surgical/Tyco, announced in February 1999 that it would be conducting a limited clinical trial of the Vesta System for endometrial ablation prior to FDA approval in the United States. The Vesta System is currently under FDA investigation and is not for sale in the United States. Other technologies available for sale internationally but not domestically include the Gynelase product, a laser intrauterine thermal therapy device distributed by Sharplan, and the Microsulis PLC MEA device which employs a hand-held applicator to apply low power microwaves to the uterine cavity.

      Other large healthcare companies may enter the market in the future. Competing companies may succeed in developing technologies and products that are efficacious or more cost effective than the HTA.

      The Company believes that its ability to compete effectively depends on its ability to develop and commercialize the HTA, to continue to attract and retain highly qualified personnel and to obtain the required regulatory approvals. See "Risk Factors Competition; Uncertainty of Technology Change".

Manufacturing

      The Company utilizes contract manufacturers to make the disposable HTA procedure kit. Additionally, the Company intends to transfer production of the HTA system to a third party contract manufacturer following completion of the Transition Agreement related to the Asset Sale. Company engineers are continuing to work with the third party contract manufacturers to reduce the cost of the HTA disposable kit and the HTA system as volume increases by streamlining production methods and eliminating or replacing higher cost methods and materials. See "Risk Factors -- Dependence on Third Party Vendors"

      In order to commercialize the HTA successfully, BEI must manufacture or assemble the HTA through third parties in accordance with FDA requirements in commercial quantities, at high quality levels and at commercially reasonable costs. The Company has no experience in managing the manufacture and assembly of the HTA in commercial quantities. The HTA has not yet been produced in commercial quantities at commercially reasonable costs, but the Company expects that its experience with other third party manufacturers of medical electronic systems and consumable medical products will be transferable to the HTA. Failure of the Company or third party vendors to achieve production of the HTA in commercial quantities at high quality levels and at commercially reasonable prices would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Scale-up Risk"

      During fiscal 1996, BEI's facilities received ISO 9001 certification from Lloyds Register Quality Assurance, Ltd. ("LRQA"). LRQA will conduct semiannual audits in Teterboro, New Jersey. The most recent audit of the Company's manufacturing facilities in Teterboro, New Jersey was in August 1999. The audit report did not include any negative observations or identify any areas of noncompliance thereby resulting in re-certification. This re-certification dated effective September 1, 1999 will expire on August 31, 2002. Additionally, the Company's facilities and documentation procedures for the manufacture of medical devices are required to conform to the FDA's Quality System Regulations ("QSR") through its facilities inspection program. The FDA most recently inspected the Company's facilities in Teterboro, New Jersey in September 1998 for compliance with the QSR. Upon completion of the inspection, the FDA did not issue a Notice of Adverse Findings. Withdrawal of QSR compliance status would have a material adverse effect on the Company's business, financial condition and results of operations.

Research and Development; Technology

      The Company's principal development effort has focused on proprietary devices for minimally invasive procedures in gynecology, including the HTA. The Company's internally funded research and development expenditures were $3,184,000, $2,866,000 and $1,864,000 for the fiscal years 1999, 1998 and 1997, respectively. The Company's spending on research and development over the next 12 months will be devoted to completing the HTA clinical trials and gaining FDA approval of the product, as well as finalizing manufacturing arrangements for the HTA systems and the related disposable components and reducing the cost of manufacturing.

Patents and Proprietary Technology

      The Company's policy is to protect its proprietary position by, among other methods, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to the development of its business.

      The Company's success will depend in part on its ability to obtain and maintain patent protection for the HTA, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's strategy regarding the protection of its proprietary rights and innovations has been to seek patents on those portions of its technology that it believes are patentable and to protect as trade secrets other confidential and proprietary information.

      As of October 2, 1999, the Company had a portfolio of four patents related to the development of the HTA. Corresponding applications have been filed in certain foreign countries relative to the HTA. The Company's policy is generally to file patent applications in foreign countries where rights are available and the Company believes it is commercially advantageous to do so. No assurance can be given that any patents from pending patent applications or from any future patent applications will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. The Company also owns certain registered trademarks, and has applied for other trademarks in certain foreign countries.

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

      An adverse determination in a judicial or administrative proceeding or failure to obtain necessary license could prevent the Company from manufacturing and selling the HTA, which would have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company also relies upon trade secrets and technical know-how and continuing technological innovations to develop its competitive position. The Company typically requires its employees, consultants and advisors to execute appropriate confidentiality and assignment of invention agreements in connection with their employment, consulting or advisory relationship with the Company. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any such breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology.

Government Regulation

      The preclinical and clinical testing, manufacturing, labeling, distribution and promotion of medical devices are subject to extensive and rigorous government regulation in the United States and other countries. Noncompliance with applicable requirements can result in enforcement action by the FDA, including, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution.

      The Company's HTA system is classified by the FDA as a Class III device, which is considered to pose the greatest risk to patients (e.g., life sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to a predicate device). A Class III device generally must undergo the FDA's premarket approval process ("PMA"), which requires the manufacturer to prove the safety and effectiveness of the device to the FDA's satisfaction. A PMA application must provide extensive preclinical and clinical trial data and information about the device and its components regarding, among other things, manufacturing, labeling and promotion. As part of the PMA review, the FDA will inspect the manufacturer's facilities for compliance with the QSR, which includes elaborate testing, control, documentation and other quality assurance procedures.

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

      If the FDA's evaluation of the PMA application is favorable, the FDA typically issues an "approvable letter" requiring the applicant's agreement to comply with specific conditions (e.g., changes in labeling) or to supply specific additional data (e.g., longer patient follow up) or information (e.g., submission of final labeling) in order to secure final approval of the PMA application. Once the approvable letter is satisfied, the FDA will issue a PMA order for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA order can include post-approval conditions that the FDA believes are necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in enforcement action, including withdrawal of the approval. The PMA process can be expensive and lengthy, and no assurance can be given that any PMA application will ever be approved for marketing. Even after approval of a PMA, a new PMA or a PMA supplement is required in the event of a modification to the device, to its labeling or to its manufacturing process that affects the safety or effectiveness of the device. There can be no assurance that the Company's PMA application for the HTA will be found approvable, or, if found approvable, will not take longer than expected to obtain or will not include unfavorable restrictions.

      The HTA and related products, if any, manufactured or distributed by the Company pursuant to FDA clearance or approval will be subject to pervasive and continuing regulation by the FDA and certain state agencies. The Company will be subject to inspection by the FDA and such state agencies, and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the United States, including the FDA's labeling regulations, the Quality System Regulations ("QSR"), the Medical Device Reporting ("MDR") regulations (which require that a manufacturer report to the FDA certain types of adverse events involving its products), and the FDA's general prohibitions against promoting products for unapproved or "off-label" uses. The Company's failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on the Company's business, financial condition and results of operations.

      Unanticipated changes in existing regulatory requirements, failure of the Company to comply with such requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Food and Drug Administration Modernization Act of 1997 also makes changes to the device provisions of the Food, Drug and Cosmetic ("FDC") and other provisions in the FDC Act affecting the regulation of devices. Among other things, the changes will affect the PMA process, and also will affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and postmarket surveillance, accredited third party review, and the dissemination of off label information. The Company cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of the HTA and related products.

      Distribution of the Company's HTA and related products outside the United States is also subject to regulation, which varies widely from country to country. The time required to obtain needed regulatory clearance by particular foreign governments may be longer or shorter than that required for FDA clearance or approval. In addition, the export by the Company of certain of its products that have not yet been cleared or approved for domestic distribution may be subject to FDA export restrictions. There can be no assurance that the Company will receive on a timely basis, if at all, any necessary foreign government or United States export approvals.

      In January 1995, the Medical Device Directive ("MDD") was fully implemented in the European Union, which is intended to make European Union regulatory requirements more consistent. Under MDD, the Company is subject to "prior notice" of intent to conduct clinical studies in the European Union. This process, similar to the FDA investigational device exemption ("IDE") process, requires regulatory documents and test information to be submitted to the governmental agency of each country in which the Company intends to conduct clinical studies. In order to commence commercial marketing of its products in the European Union, the Company is required to file for a CE Mark approval. In January 1997, the Company received CE Mark approval for the HTA System from LRQA, an organization that certifies the safety of medical device products and the quality assurance systems put in place by the manufacturer of the medical device. There can be no assurance, however, that the Company will be successful in obtaining CE Mark approval for any related products in a timely manner, if at all, and any failure to receive or delay in receiving such approval could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors Government Regulation."

Employees

      As of October 2, 1999, BEI had 61 full-time employees, including 10 in research, development and engineering, 20 in marketing and sales, 20 in operations and 11 in administration. There are no unions representing the Company's employees. The Company believes that its relations with its employees are good.

      As a result of the Asset Sale, and following the completion of the Company's performance of transition services for CSAC, the Company anticipates that the number of full-time employees will be reduced to approximately 27.

Risk Factors

Limited Operating History; History of Losses and Possible Future Losses; Fluctuations in Operating Results.

      The Company has a limited medical device operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. Historically, BEI Medical has incurred significant losses in its medical device business and expects losses to continue for at least the next several years. In addition, the Company expects that it will continue to expend substantial resources in support of regulatory and reimbursement approvals, expansion of marketing and sales activities and research and development. BEI's future revenues will depend upon, among other factors, its ability to cost-effectively commercialize the Hydro ThermAblator (HTA). There can be no assurance that the HTA will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales of the HTA. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. In the event the Company is unable to achieve profitability or secure additional sources of capital, its ability to continue as a going concern may be severely impaired. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- New Products and Technologies."

      The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside the Company's control. These factors include actions relating to regulatory and reimbursement matters, the extent to which the HTA gains market acceptance and the timing of regulatory approvals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Dependence on Single Product

      The Company is dependent on a single product, the HTA system, to achieve commercial success and generate sufficient future revenues and profits to fulfill capital needs. Although the Company's management believes that the HTA system will ultimately achieve commercial viability, there can be no assurance that the HTA will achieve commercial acceptance. The Company does not have an alternative source of revenue or profits to meet capital needs in the event the HTA does not achieve commercial acceptance.

Uncertainty of Market Acceptance

      The Company's success is dependent upon acceptance by the medical community of the HTA and, to a lesser extent, other new products, if any, introduced by the Company, as reliable, safe and cost-effective treatments for the medical conditions they are intended to treat. There can be no assurance that the HTA or such other products will gain any significant degree of market acceptance among physicians, patients and healthcare payors, even if the necessary international and United States regulatory approvals are obtained. BEI believes that recommendations and endorsements by physicians will be essential for market acceptance of the HTA and such other products, and there can be no assurance that any such recommendations or endorsements will be obtained. The Company believes that physicians will not use the HTA unless they determine, based on clinical data and other factors, that the HTA is an attractive treatment alternative for excessive menstrual bleeding and offers clinical utility in a cost-effective manner. Although the Company believes that physicians will not require extensive training prior to using the HTA, acceptance among physicians will depend upon the Company's ability to train potential users of the HTA in interventional techniques, and the willingness of such users to learn these new techniques. Failure of the Company to achieve significant market acceptance of the HTA and other new products introduced by the Company would have a material adverse effect on the Company's business, financial condition and results of operations. Any future products developed by the Company that gain regulatory approval would have to compete for market acceptance and market share. The timing of market introduction of competitive products could adversely affect the competitiveness of the HTA and any other products the Company may develop. Accordingly, the relative speed with which the Company can develop new products, complete clinical testing and the regulatory approval process and supply commercial quantities of the product to the market are expected to be important competitive factors. The Company believes that competition in the gynecological device market is based on many factors, including clinical outcomes, ease of use, relative efficacy, safety, product reliability, physician familiarity with the device, third-party reimbursement policies, patent protection, sales and marketing capability, reputation and price. There can be no assurance that FDA approval will be obtained for the HTA or any other new products the Company, that competitors will not introduce new products with similar or more advanced features or that the market will accept the HTA or any other new products the Company may develop. See "Business -- Competition."

Government Regulation.

      The manufacture and distribution of the HTA are subject to extensive regulation by the FDA and, in some instances, by foreign and state governments. Pursuant to the Federal Food, Drug, and Cosmetic Act, as amended (the "FDC Act"), and the regulations promulgated thereunder, the FDA regulates the preclinical testing, manufacture, labeling, sale, distribution, and promotion of medical devices. Before a new device can be introduced into the market, the manufacturer must obtain market clearance through either the 510(k) premarket notification process or the lengthier PMA application process. Noncompliance with applicable requirements, including the FDA's QSR, can result in, among other things, warning letters, fines, injunctions, civil penalties, public notifications, recall or seizure of products, total or partial suspension of product revenues, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA has the authority to require repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

      The process of complying with FDA regulations with respect to new and existing products can be costly and time-consuming. FDA requirements for the Company's HTA require obtaining FDA premarket approval. The first stage of the PMA process is submission of an application for an IDE. The IDE permits clinical evaluations of products on human subjects under controlled experimental conditions by designated qualified medical institutions. For information concerning clinical trials of the HTA, see "Business-The HTA System-Results of Clinical Trials."

      The Company completed the treatment phase of the clinical trials of the HTA in early August 1999. Data from examinations one year following treatment are required for approval of its PMA application, but the Company will submit six-month data to the FDA after review and analysis by its contract research organization. There can be no assurance that any data obtained from the Phase III trial will support the safety and effectiveness of the HTA. Failure of the data to support the safety and effectiveness of the HTA would have a material adverse effect on the Company's business, financial condition and results of operations.

      The second stage of the PMA process is the PMA application, which is a comprehensive report of all data and information obtained by the applicant throughout the product's development and testing. The PMA includes reports of prior inventions, QSR information, the results of bench testing of the device and other data and information including the results of the IDE clinical studies. The FDA will issue a PMA if it finds that the safety and effectiveness of the product have been sufficiently demonstrated and that the product complies with all applicable regulations and standards. After reviewing the PMA application, the FDA may require further clinical evaluation of the product, terminate the clinical studies, issue a PMA, or require additional patient follow-up for an indefinite period of time. Approval of the Company's PMA application for its HTA will depend on a wide variety of factors, many of which are outside the Company's control. There can be no assurance that the Company will reach a stage of development at which filing a PMA application will be appropriate, nor that it will be successful in obtaining a PMA for the HTA in a timely manner, or at all, which is necessary to market the Company's HTA commercially in the United States. Delays in obtaining marketing approvals and clearances in the United States, could have material adverse effects on the Company and its operations. Although the Company has been successfully inspected with respect to its current facilities for compliance of its operations with the QSR, final approval of the HTA will require an inspection by the FDA to determine whether the Company's operations at its current facilities conform with the FDA's current QSR. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, to its labeling or to its manufacturing process that affects the safety or effectiveness of the device. The timing of the PMA review process is unpredictable, and the Company's failure to obtain the necessary approval on a timely basis would have a material adverse effect on the Company's business, financial condition and results of operations.

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

      The FDA regulates the export of medical devices that have not been approved or cleared for marketing in the United States. The Company expects to export the HTA directly to the European Union under the provisions of the FDA Export Reform and Enhancement Act of 1996. In certain instances, however, the Company may need to apply for export approval from the FDA. There can be no assurance that required approvals will be granted.

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

      The Food and Drug Administration Modernization Act of 1997 also makes changes to the device provisions and other provisions in the FDC Act affecting the regulation of devices. Among other things, the changes will affect the PMA process, and also will affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and postmarket surveillance, accredited third party review, and the dissemination of off-label information. The Company cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of the Company's products.

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

      Medical device laws are also in effect in many countries outside the United States in which the Company does business. These range from comprehensive device approval requirements to requests for product data or certifications. The number and scope of these requirements are increasing. This trend toward increasing product regulation is evident in the European Union, where efforts are under way to harmonize the regulatory systems. In January 1995, the MDD was fully implemented in the European Union, which is intended to make regulatory requirements of European Union countries more consistent. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA approval and requirements for licensing may differ from FDA requirements. Under MDD, the Company is subject to "prior notice" of intent to conduct clinical studies in the European Union. This process, similar to the FDA IDE process, requires regulatory documents and test information to be submitted to the governmental agency of each country in which the Company intends to conduct clinical studies. In order to commence commercial marketing of its products in the European Union and the European Free Trade Association, the Company is required to file for a CE Mark approval. Although the Company obtained a CE Mark for the HTA, which allows the Company to commence marketing of the HTA in countries that are members of the European Union and the European Free Trade Association, subject to limited regulations in certain countries, there can be no assurance that the Company will be successful in obtaining CE Mark approval for any other products on a timely basis if at all, and any failure to receive or delay in receiving approval could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business-- Government Regulation."

Future Capital Needs and Applications

      The Company's capital requirements to complete the development and commercialization of the HTA depend on numerous factors including the timing and receipt of regulatory clearances and approvals, the resources required to initiate commercialization of the HTA in the United States and the extent the HTA gains market acceptance and sales. The timing and amount of such capital requirements cannot be predicted accurately. Consequently, although the Company believes that the net proceeds from the Asset Sale plus existing cash balances will provide adequate funding to meet the Company's capital requirements for the next twenty-four months, the Company may need to raise additional funds through public or private financing or other arrangements. There can be no assurance that the Company will not require additional financing or that such additional financing, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants

      Prior to the receipt of FDA approval, in order to attempt to maximize the return on assets of the Company and to provide a contingency plan in the event the Company does not receive such approval in a timely manner, or at all, the Board of Directors will be evaluating various strategic alternatives that may be available to the Company, including: (i) an affiliation with a third party to exploit the HTA technology, (ii) the licensing or sale of the HTA technology, and (iii) possible reinvestment of the proceeds derived from such license or sale in an appropriate business based on the Company's existing expertise, goodwill and management.

Scale-Up Risk

      In order to commercialize the HTA successfully, BEI must manufacture or assemble the HTA through third parties in accordance with FDA requirements in commercial quantities, at high quality levels and at commercially reasonable costs. The Company has no experience in managing the manufacture and assembly of the HTA in commercial quantities. The HTA has not yet been manufactured in commercial quantities at commercially reasonable costs, and there can be no assurance that it will be. As a result, there can be no assurance that BEI will not encounter difficulties in scaling up manufacturing, including problems involving production yields, quality control, component supply and shortages of qualified manufacturing personnel. Failure to produce the HTA in commercial quantities at high quality levels and at commercially reasonable prices would have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Third Party Vendors

      Following the transition period related to the Asset Sale, the Company will cease all manufacturing and transfer its manufacturing activities for the HTA system and disposable components to third party vendors. Additionally, a number of significant components, such as thermisters and heater rods, are purchased from sole source suppliers. For certain contract manufactured products and components there are relatively few sources of supply, and establishing additional or replacement suppliers for such components or services cannot be accomplished quickly. Although the Company will try to maintain sufficient quantities of inventory of such components to minimize production delays or interruptions, there can be no assurance that the Company will find suitable alternatives at reasonable prices, if at all, or that any such alternatives will remain available to the Company. The Company's inability to obtain acceptable contract manufacturing services or suppliers of components in a timely manner or to find and maintain suitable replacement contract manufacturing services or suppliers of components would have a material adverse effect on the Company's business, financial condition and results of operations.

Limited Direct Sales Experience

      The Company has only limited experience in direct field sales and marketing of the HTA both domestically and internationally. The Company has no direct international or domestic field sales force, and has only a limited number of partnership relationships with international distributors to market the HTA. There can be no assurance that the Company will be successful in establishing additional partnership relationships on commercially reasonable terms, if at all. Achieving market acceptance for the HTA will require BEI to establish additional marketing and direct sales capability sufficient to support sales in commercial quantities. Establishing such capability will require significant resources and there can be no assurance that the Company will be able to recruit and retain additional qualified marketing personnel or direct sales personnel or that future sales efforts by the Company will be successful. The failure to establish and maintain an effective distribution channel for the HTA or to establish and retain qualified and effective sales personnel to support commercial sales of the HTA would have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with International Sales

      The Company markets and sells the HTA internationally through a network of distributors. The Company's international sales are dependent upon the marketing efforts of, and sales by, these distributors. BEI may also rely on these distributors to assist it in obtaining reimbursement approvals from both government and private insurers in certain international markets. In general, the Company has chosen to operate through small distribution firms because of its belief that these firms will devote greater attention to the HTA. The use of small distributors increases the risks associated with financial instability of distributors, which includes the risk that distributors will cease operations or will be unable to satisfy financial obligations to the Company. If a distributor were to fail to invest adequate capital promoting the HTA or were to cease operation, the Company would likely be unable to achieve significant revenues in the territory. In addition, because the Company has only recently commenced international sales, it has only limited sell-through experience with many of its distributors. BEI also does not currently have distributors in a number of significant international markets that it has targeted and will need to establish additional international distribution relationships. There can be no assurance that the Company will engage qualified distributors on commercially reasonable terms in a timely manner. The failure to engage such distributors or the failure of such distributors to achieve significant revenues from sales of the HTA would have a material adverse effect on the Company's business, financial condition and results of operations.

      A number of other risks are inherent in international operations and transactions. International revenues and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in managing international operations and fluctuations in foreign currency exchange rates. There can be no assurance that the Company will be able to successfully commercialize the HTA in any international market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Reliance on Patents and Protection of Proprietary Technology

      BEI's ability to compete effectively will depend substantially on its ability to develop and maintain the proprietary aspects of its technology. There can be no assurance that any of the Company's issued patents, or any future patents that may be issued, will offer any degree of protection to the HTA against competitive products. There can be no assurance that any patents that may be issued or licensed to the Company or any of the Company's patent applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell the HTA either in the United States or in international markets.

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

      Any litigation or USPTO proceedings involving the Company will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or USPTO proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although some patent and intellectual property disputes in the medical device area have been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include substantial ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all. An adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling the HTA, which would have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company's disposable HTA procedure kit and the HTA system are or will be manufactured by third party vendors, who are or will be responsible for registering and maintaining their own facility regulatory and compliance approvals. Any regulatory or compliance actions against a third party vendor by either the FDA or any other regulatory body could affect the third party vendor's ability to supply the Company, which in turn could have a material adverse impact on the Company.

      In addition to patents, BEI relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to an individual by the Company during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties or utilized by the individual, except in specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering services to BEI shall be the exclusive property of the Company. There can be no assurance that the Company's proprietary information will not be misused or confidentiality agreements with employees, consultants and others will not be breached, that the Company will become aware of such breach or will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. See "Business -- Research and Development; Technology" and "-- Patents and Proprietary Technology."

Uncertainty Relating to Third-Party Reimbursement and Healthcare Reform

      In the United States, hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third-party payors, such as government health administration authorities and private health insurance plans, to reimburse all or part of the cost associated with the treatment of patients. Although reimbursement for diagnostic and therapeutic procedures to treat uterine disorders such as menorrhagia, or excessive uterine bleeding and fibroid treatment have generally been available in the United States, there is no assurance that it will continue to be the case or that the fees currently allowed for these procedures will not be reduced. BEI could also be adversely affected by changes in reimbursement policies of government or private healthcare payors, particularly to the extent that any such changes affect reimbursement for diagnostic or therapeutic procedures in which the HTA is used. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from healthcare payors for procedures in which the HTA is used, or adverse changes in government and private third-party payors' policies toward reimbursement for such procedures, could have a material adverse effect on the Company's business, financial condition and results of operations.

      Market acceptance of the HTA in international markets may be dependent in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored and private healthcare insurance. Although BEI will seek international reimbursement approvals, obtaining such approvals can require 12 to 18 months or longer and there can be no assurance that any such approvals will be obtained in a timely manner, that the Company will obtain sufficient reimbursement, or that the Company will obtain any reimbursement at all. Failure to receive additional international reimbursement approvals could have a material adverse effect on market acceptance of the HTA in the international markets in which the Company is seeking approvals and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Sales and Marketing."

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

Competition; Uncertainty of Technology Change

      One of the principal competitors for the Company's HTA is Gynecare, a subsidiary of Ethicon, Inc./Johnson & Johnson ("J&J"), whose ThermaChoice balloon, a device for endometrial ablation, has been cleared to be marketed in the United States by the FDA. Other principal competitors for the HTA include Cavaterm, a product of Wallsten Medical SA, which is being sold internationally, but is not for sale in the United States. Valleylab, a subsidiary of U.S. Surgical/Tyco, announced in February 1999 that it would be conducting a limited clinical trial of the Vesta System for endometrial ablation prior to FDA approval in the United States. The Vesta System is currently under FDA investigation and is not for sale in the United States. Other technologies available for sale internationally but not domestically include the Gynelase product, a laser intrauterine thermal therapy device distributed by Sharplan, and the Microsulis PLC MEA device which employs a hand-held applicator to apply low power microwaves to the uterine cavity.

      Other large healthcare companies may enter the market in the future. Competing companies may succeed in developing technologies and products that are efficacious or more cost effective than the HTA. There can be no assurance that these companies will not succeed in developing technologies and products that are more effective than the HTA or that would render the Company's technologies or HTA obsolete or not competitive. The Company expects competition for devices and service to treat excessive menstrual bleeding to increase. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations See "Business -- Competition."

Product Liability Risk; Limited Insurance Coverage

      The medical device industry has historically been litigious, and BEI faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury. Although the Company has not experienced any claims to date, the Company plans to market new technology and there can be no assurance that the Company will not experience losses due to product liability claims in the future. The HTA is complex and will be used in medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death. As a result, BEI currently maintains product liability insurance with coverage limits of $1,000,000 per occurrence and $2,000,000 in the aggregate. It cannot be predicted, however, whether such insurance is sufficient, or if not, whether the Company will be able to obtain such insurance as is sufficient, to cover the risks associated with the Company's business or whether such insurance will be available at premiums that are commercially reasonable. A successful claim against - or settlement by - the Company in excess of its insurance coverage or the Company's inability to maintain insurance in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Employees

      BEI is dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to manage its transition to commercial-scale operations, and hence its success, will depend on the efforts of these individuals. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, and there can be no assurance that the Company will be able to attract and retain such personnel. The Company does not currently have key person insurance on the life of any employee.

Risks Related to Possible Acquisitions

      The Company may seek to expand its operations through future acquisitions of other complementary businesses or product lines. There can be no assurance that the Company will be able to identify or acquire additional businesses, or to successfully integrate and profitably manage acquired businesses. In addition, increased competition for acquisition candidates may develop, in which event there may be fewer acquisition opportunities available to BEI as well as higher acquisition prices. Further, acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, risks related to having adequate corporate and financial controls and procedures to manage and monitor the Company's operations as they expand, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in the fiscal quarters immediately following the consummation of such transactions. There also can be no assurance that businesses acquired in the future will achieve anticipated revenues and earnings. In addition, margins may be negatively impacted to the extent that margins on acquired product lines are lower than BEI's average margins. There can be no assurance that acquisitions can be consummated on acceptable terms, that any acquired businesses can be integrated successfully into the Company's operations, or that any such acquisitions will not have a material adverse effect on BEI's business, financial condition and results of operations.

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

      The Company and third parties with which the Company does business rely on numerous computer programs in their day-to-day operations. The Company's Year 2000 project was divided into the following major sections: (i) infrastructure and applications software, commonly referred to as "IT Systems", (ii) third party suppliers and customers, commonly referred to as "External Agents", (iii) process control and instrumentation and (iv) Company products.

      IT Systems: The Company has completed its assessment of Year 2000 issues as they relate to the Company's IT systems. This analysis included such activities as order taking, billing, purchasing/accounts payable, general ledger/financial, and inventory. Systems critical to the Company's business are commercial packages available from third party vendors and currently in use with little modification. According to information provided by the suppliers of these products, the versions of these systems in use are believed to be Year 2000 compliant in storage, calculation, and function. The Company has upgraded these systems where necessary and believes that all mission critical software is now Year 2000 compliant, based upon representations from the vendors. The Company has used both internal and external resources to test the versions of the software believed to be Year 2000 compliant and has found no discrepancy. The Company believes that all server hardware and operating systems software in use are now Year 2000 compliant. Through independent and internal testing, the Company also believes its business systems to be compliant. The Company is currently operating in Fiscal Year 2000 and is experiencing no date-related problems.

      External Agents: The Company has sent questionnaires and letters of inquiry to the External Agents to assist the Company in assessing the Year 2000 readiness of its External Agents and evaluate the scope of the Company's exposure. Based on the responses received, the Company is not aware of any External Agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that External Agents will be Year 2000 ready. The inability of External Agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by External Agents is not determinable.

      Process Control and Instrumentation: This category includes such items as telephone systems, security systems, HVAC, copiers, FAX machines, production equipment, tools and other process systems. The Company has found no significant Year 2000 related issues and believes there will be no major disruption in this area.

      Company Products: In addition, the Company has reviewed the Year 2000 issue as it relates to the electronic products manufactured for sale by the Company. The Company believes that none of its products are date sensitive or will require modification to become Year 2000 compliant. Accordingly, the Company does not believe the Year 2000 issue presents a material exposure as it relates to the Company's products.

      Conclusion: The Company believes that it has effectively identified and resolved all major Year 2000 related issues that could cause a significant disruption to its business. However management recognizes that it is possible that unforeseen issues may arise and will keep a vigilant watch for any sign of such issues. In addition, disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company.

      The Company currently believes it does not need a contingency plan. All of the Company's major systems have been upgraded or determined to be compliant. Any remaining Year 2000 compliance issues should be minor and will be dealt with as they are identified. The Company will continue to monitor and evaluate the potential impact of the Year 2000 issue and adjust the plans accordingly.

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

Forward-Looking Statements

      The statements contained in this Form 10-K Annual Report that are not historical fact are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "would," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements contained in this Form 10-K Annual Report regarding matters that are not historical facts are only predictions. The Company's future results of operations and other forward looking statements contained in the Form 10-K Annual Report, in particular the statements concerning revenues, pricing, development and commercialization of the HTA, future capital needs and Year 2000 issues, involve a number of risks and uncertainties. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. Forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of the assumptions underlying the Company's forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this Form 10-K Annual Report. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and results achieved during the period covered by any particular forward-looking statements may differ substantially from those predicted. Consequently, the inclusion of forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Executive Officers and Directors of the Company {PENDING UPDATE}

      The directors, executive officers and key employees of the Company and their ages and titles as of December 10, 1999 are as follows:

Name                        Age    Title
----                        ---    -----

Charles Crocker             60     Chairman of the Board of Directors

Richard W. Turner           53     President and Chief Executive Officer &
                                   Director

Samuel Dickstein            59     Vice President, New Business Development
                                   and Technology

Thomas W. Fry               55     Vice President,  Finance and  Administration,
                                   Secretary and Treasurer

Dr. Ralph M. Richart (1)    65     Director

Dr. Lawrence A. Wan (2)     61     Director

Gary D. Wrench (1) (2)      66     Director

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

      Mr. Richard W. Turner founded in 1991 what is now the Company as a subsidiary of Electronics. Mr. Turner served as President of that subsidiary from 1991 until it merged into the Company in November 1997, and then as President of the Company until April 1998. He rejoined the Company as President and Chief Executive Officer in January 1999. He has served as a director of the Company since September 1997. Previously President of the Healthcare Group for the Cooper Companies, Mr. Turner has held executive leadership positions in the medical industry for over 20 years, including President and Director of Cooper-LaserSonics, Inc., President of CooperVision Inc., President and Chief Executive Officer/Director for Pancretec, Inc. and President of Kay Laboratories. Mr. Turner holds a B.S. from Old Dominion University and an M.B.A. from Pepperdine University.

      Mr. Samuel Dickstein served as Vice President, New Business Development and Technology of BEI Medical Systems Company, Inc. from June 1997 until the merger of that entity into BEI Electronics, Inc. ("Electronics") in November 1997. He served as Vice President, Operations, from the acquisition of Meditron Devices, Inc. by BEI Medical Systems Company, Inc. in 1992 until June 1997. Prior to the acquisition, Mr. Dickstein, a co-founder of Meditron Devices, Inc., served as a Vice President from 1987 to 1992. From 1979 to 1987 Mr. Dickstein, was a vice president of Xylog Corporation, a subsidiary of Meditron Devices, Inc. From 1970 to 1978 Mr. Dickstein served as Electro-Medical Engineering Manager for American Cystoscope Makers (Circon Corp.). Mr. Dickstein holds a B.S.E.E. from the City College of New York and has also completed graduate level studies in Electrical Engineering at both New York University and the New Jersey Institute of Technology.

      Mr. Thomas W. Fry served as Vice President, Finance and Administration of BEI Medical Systems Company, Inc. from October 1992 until the merger of that subsidiary into Electronics in November 1997. Mr. Fry was employed by Disctronics Ltd. as Corporate Controller from 1989 to 1992, by Cavitron, Inc./CUSA, a medical device, engineering and manufacturing company, as Controller/CFO from 1986 to 1989, and by Cheeseborough-Ponds International as Manager of Profit Planning and Manufacturing Controller from 1979 to 1986. Prior to that time, Mr. Fry was employed by GTE from 1970 to 1979 in various accounting and financial roles, including three years as the Controller of GTE Sylvania in Caracas, Venezuela. Mr. Fry holds a B.S. from Southeast Missouri State University and an M.B.A. with academic honors from Pace University.

      Dr. Ralph M. Richart has been a director of the Company since November 1997 and was a director of BEI Medical Systems Company, Inc. from 1996 until that company's merger into Electronics in November 1997. Dr. Richart is Professor of Pathology in Obstetrics and Gynecology at the Columbia University College of Physicians and Surgeons and Associate Director of Gynecological Pathology and Cytology at the Sloane Hospital for Women in New York City. He served as a Career Research Development Awardee at the Medical College of Virginia before moving to Columbia-Presbyterian Medical Center in 1963. His professional interests have centered around obstetrical and gynecological pathology and cytology with particular emphasis on the study of cervical neoplasia and, more recently, the relationship of the human papillomavirus to lower genital tract neoplasia. He is the past President of the International Gynecologic Cancer Society. He received his medical training at the University of Rochester School of Medicine and Dentistry, and completed his pathology residency in the Harvard Hospitals system.

      Dr. Lawrence A. Wan has been a director of the Company since November 1997. He served as Vice President and Chief Technical Officer of Electronics from July 1990 to September 1997, and is currently Vice President and Chief Technical Officer of Technologies. From 1984 until 1990, he served as Vice President, Engineering, of Systron Donner Corporation, and also held various other technical and general management positions with that company between 1979 and 1984. From 1968 through 1979, he served as Chief Executive Officer of Sycom, Inc., a commercial electronics company which he founded. From 1964 to 1968, he worked for Hughes Aircraft Company where he headed the Radar Systems Section of the Hughes Ground Systems Group. In 1962, Dr. Wan and two other professors established an Engineering School at the University of California, Santa Barbara, where he also taught Engineering. Dr. Wan holds B.S., M.S. and Ph.D. degrees in Engineering and Applied Sciences from Yale University.

      Mr. Gary D. Wrench has been a director of the Company since 1986. He served as Senior Vice President and Chief Financial Officer of Electronics from July 1993 to September 1997. From April 1985 to July 1993, he served as Vice President of Electronics and President and Chief Executive Officer of Motion Systems Company, Inc., then a wholly owned subsidiary of Electronics that is now a part of Technologies. Previous experience includes 20 years with Hughes Aircraft Company including an assignment as President of Spectrolab, Inc., a Hughes subsidiary. He currently serves as a director of Technologies. Mr. Wrench holds a B.A. from Pomona College and an M.B.A. from the University of California, Los Angeles.

Staggered Board of Directors

      The Company has a staggered Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control or management of the Company. For purposes of determining their term of office, directors are divided into three classes, with the term of office of the first class to expire at the 2001 annual meeting of stockholders, the term of office of the second class to expire at the 2002 annual meeting of stockholders and the term of office of the third class to expire at the 2000 annual meeting of stockholders.

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

ITEM 2. PROPERTIES

      The Company's principal executive offices are located in leased office space in Teterboro, New Jersey. The Company operates one other facility in Chatsworth, California, and maintains office space in various locations throughout the United States for sales and technical support. BEI's principal facilities are as follows:

      Location                      Description of Facility

      Teterboro, New Jersey         Leased 24,400 square foot manufacturing,
                                    engineering, and administrative facility.

      Chatsworth, California        Leased 3,400 square foot administrative and
                                    marketing facility.

      The lease agreement for the Teterboro facility expires on June 8, 2004, and the Company has the option to extend the term of this lease for five additional years. The monthly base rent through February 2000 is approximately $21,445, plus the Company's pro rata share of maintenance expenses and real estate taxes with immaterial increases thereafter through the end of the lease term. The lease agreement for the Chatsworth facility expires on May 31, 2000. The monthly base rent is approximately $4,225, plus the Company's pro rata share of certain operating expenses and real estate taxes.

      Management believes that the current facilities are adequate and suitable for the current operations of the Company. As a result of the Asset Sale, the Company will no longer have a need for the Chatsworth facility once the Company has completed the transition services to be provided to CSAC.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, BEI may become involved in or subject to various litigation and legal proceedings incidental to the normal conduct of the Company's business. The Company is not involved in any material legal proceedings.

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

      On September 27, 1997, having transferred all of its non-medical device businesses to Technologies in exchange for all of Technologies' outstanding common stock, Electronics distributed that stock to its stockholders in a tax-free spin-off of Technologies (the "Distribution"). As a result of the spin-off of Technologies, whose business represented the majority of Electronic's assets and revenues, the market price of the Company's stock adjusted to account for the Distribution. On November 4, 1997, Electronics merged with its subsidiary, BEI Medical Systems Company, Inc., and changed its name to BEI Medical Systems Company, Inc. The closing price of the Company's common stock was $1.438 on December 10, 1999.

      Set forth below are the high and low closing sale prices on the National Market System for the periods indicated. Such quotations do not reflect retail markups, markdowns or commissions.

         1999 Fiscal Year
            (ended 10/2/99)                         High               Low

         Fourth Quarter                             $3.50             $1.12

         Third Quarter                              $1.56             $0.94

         Second Quarter                             $2.19             $1.44

         First Quarter                              $2.06             $1.50

         1998 Fiscal Year
            (ended 10/03/98)                        High               Low

         Fourth Quarter                             $4.25             $1.06

         Third Quarter                              $5.50             $3.13

         Second Quarter                             $4.88             $3.69

         First Quarter (from October 9, 1997)       $4.38             $3.50

      As of December 10, 1999, there were approximately 342 holders of record of the Company's common stock. There are no restrictions on the Company's ability to pay dividends; however, it is currently the intention of the Board of Directors to retain any and all earnings for use in the Company's business and the Company does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend, among other factors, upon the earnings, capital requirements, operating results and financial condition of the Company

ITEM 6. SELECTED FINANCIAL DATA

      The selected financial data for the five fiscal years presented below is derived from the audited Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

      The data and the accompanying analysis in "Management's Discussion and Analysis of Financial Condition and Results of Operations" cover periods in which the Company's operations included business segments which are now operated by Technologies and include the results of those business segments as discontinued operations by the Company. Continuing operations of the Company are comprised of the medical device business carried on by the Company's majority-owned subsidiary BEI Medical Systems Company, Inc. prior to the Distribution, which subsequent to the Distribution comprised all of the Company's operations. For further information see Note 1 to the Consolidated Financial Statements, Technologies' Form 10, "General Form for Registration of Securities", as amended (File No. 0-22799) and the Technologies Form 10-K for the fiscal year ended September 27, 1997 (File No. 0-22799).

-----------------------------------------------------------------------------------------------------------------------
in thousands, except per share amounts                                        Year Ended
                                                -----------------------------------------------------------------------
                                                October 2,     October 3,   September 28,  September 27,  September 30,
                                                   1999           1998          1997           1996           1995
-----------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:

Revenue                                         $   8,419      $   9,651      $  10,005      $   9,357      $   8,847
Loss from continuing operations                    (6,909)        (4,971)        (4,348)        (2,682)        (2,350)
Income (loss) from discontinued operations             --             --          4,583          4,571         (2,041)
Net income (loss)                                  (6,909)        (4,971)           235          1,889         (4,391)
Loss from continuing operations per common
     share, basic and diluted                      ($0.92)        ($0.68)        ($0.64)        ($0.40)        ($0.36)
Earnings (loss) from discontinued
     operations per common share, basic and
     diluted                                           --             --           0.67           0.68          (0.30)
Earnings (loss) per common share, basic and
     diluted                                       ($0.92)        ($0.68)     $    0.03      $    0.28         ($0.66)
Cash dividends per common share                        --             --      $    0.08      $    0.08      $    0.08
Weighted average shares outstanding                 7,503          7,354          6,817          6,737          6,617

Balance Sheet Data:

Cash and cash equivalents                           1,654      $   3,504      $   9,271      $   9,128      $   9,023
Working capital (1)                                 6,905          8,284         11,085         38,102         35,923
Total assets (1)                                   10,962         17,388         22,584        115,011        113,738
Long-term debt (excluding current portion)             --             --             22            212            392
Stockholders' equity (1)                            7,699         14,440         17,660         55,972         53,319

(1) Amounts for working capital, total assets and stockholders' equity include discontinued operations for fiscal years 1996 and 1995.

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

      The following discussion and analysis of the financial condition and results of operations reflects historical results prior to the Asset Sale. The Asset Sale will have a significant impact upon the financial condition and results of operations of the Company, as both future revenues and revenue generating assets have been significantly reduced (see " Financial Statements and Supplementary Data"). The Company's product focus has become narrowed and dependent upon the successful completion of the FDA Phase III clinical trials and commercialization of the HTA technology (see "Business -- Risk Factors"). The cash proceeds of the Asset Sale have been and will be utilized by BEI: (i) to pay expenses associated with the Asset Sale in the approximate amount of $1,155,000, including estimated professional fees ($465,000), employee bonuses related to completion of the Asset Sale ($185,000), estimated severance payments ($260,000) and the cost of products and services associated with the Transition Agreement to be provided to CSAC free of charge ($275,000); (ii) to repay the amounts outstanding to Transamerica Business Credit Corporation ("TBCC"), including interest and cancellation fees; (iii) as working capital to finance completion of the FDA Phase III clinical trials and initiate commercialization of the HTA product in the United States; and (iv) to fund BEI's ongoing operating expenses.

      The Company's capital requirements to complete the development and commercialization of the HTA depend on numerous factors including the timing and receipt of regulatory clearances and approvals, the resources required to initiate commercialization of the HTA in the United States and the extent the HTA gains market acceptance and sales. The timing and amount of such capital requirements cannot be predicted accurately. Consequently, although the Company believes that the net proceeds from the Asset Sale plus existing cash balances will provide adequate funding to meet the Company's capital requirements for the next twenty-four months, there can be no assurance that the Company will not require additional financing or that such additional financing, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants.

      The following table sets forth, for the fiscal periods indicated, the percentage of revenue represented by certain items in the Company's Consolidated Statements of Operations.

                                                                Year Ended
                                                     --------------------------------
                                                      1999         1998         1997
-------------------------------------------------------------------------------------
Revenue                                              100.0%       100.0%       100.0%

Cost of sales                                         61.6%        58.4         59.7
-------------------------------------------------------------------------------------
Gross profit                                          38.4%        41.6         40.3

Selling, general and administrative expenses          87.3%        90.0         78.8

Research, development and related expenses            37.8%        29.7         18.6
-------------------------------------------------------------------------------------
Loss from operations                                 (86.7%)      (78.1)       (57.1)

Interest income                                        1.2          3.2          1.3

Interest expense                                      (1.1)        (0.2)        (0.7)
-------------------------------------------------------------------------------------
Loss before income taxes                             (86.6)       (75.1)       (56.5)

Income tax benefit                                    (4.5)       (23.6)       (13.0)
-------------------------------------------------------------------------------------
Loss from continuing operations                      (82.1)       (51.5)       (43.5)

Income from discontinued operations                     --           --         45.8
-------------------------------------------------------------------------------------
Net income (loss)                                    (82.1)%      (51.5)%        2.3%
=====================================================================================

Revenue
Fiscal years 1999, 1998 and 1997

      The Company's revenues decreased 12.8% to $8,419,000 in fiscal year 1999 compared to $9,651,000 in fiscal year 1998. Revenues from gynecological products were $6,335,000 in fiscal year 1999, reflecting a decrease of $1,148,000 or 15.3%. The decline in gynecological revenues was reflected in all major product categories but primarily reflects the impact of reduced shipments of reusable instruments to domestic customers due to soft market conditions and increased competition. Additionally, revenues from disposable instruments declined by $189,000 or 5.9% reflecting the market impact early in the fiscal year of a temporary supply shortfall from one outside vendor and soft market conditions in the fourth quarter of fiscal 1999. Revenues from gastrointestinal products declined $211,000 or 22.4%, reflecting lower volume in electrosurgical generators and related disposable products. Partially offsetting the above were higher OEM revenues which increased to $1,086,000 or 14.6% in fiscal year 1999 compared to $948,000 in fiscal year 1998.

      International revenues from shipments of the Company's HTA system for endometrial ablation were $269,000 in fiscal year 1999 compared to $275,000 in fiscal year 1998. Revenues from shipment of HTA products to international distributors during fiscal years 1999 and 1998 were principally to establish demonstration stock, and also included limited commercial sales outside the United States to private healthcare service end-users. During fiscal year 1999, the Company continued working with its international distributors to establish clinical treatment sites with leading gynecologists at key institutions in their respective markets.

      In fiscal year 1998, the Company's revenues decreased 3.5% to $9,651,000 from $10,005,000 in fiscal year 1997. Revenues from gynecological products in fiscal year 1998 increased approximately 3.8% over fiscal year 1997, reflecting an increase in shipments of disposable catheter products and specialty stainless steel instruments. Additionally, international revenues from the Company's Hydro ThermAblator grew 40.3% to $275,000 in fiscal year 1998 compared to $196,000 in fiscal year 1997. However, offsetting the above was a decline in OEM shipments from $1,710,000 in fiscal year 1997 to $950,000 in fiscal year 1998, reflecting the Company's decision to reduce marketing efforts related to its lower-margin OEM products in order to focus on its core of higher-margin women's healthcare products. Additionally, sales of several of the Company's OEM products declined on a year-to-year basis due to increased competition.

      The Company's revenues from international customers were approximately 17.2%, 15.5% and 14.3% of the Company's revenue for fiscal years 1999, 1998 and 1997, respectively. International revenues can vary significantly as a percentage of revenues depending on the timing of shipments and size of orders.

Cost of Sales and Gross Profit

      Gross profit as a percentage of revenues decreased to 38.4% in fiscal year 1999 compared to 41.6% for fiscal year 1998. The decrease was principally due a write-down of the bipolar product line of approximately $173,000 to reflect negotiated concessions related to the anticipated sale of this category of inventory to CSAC pursuant to the Asset Purchase Agreement. In addition the decrease reflects a change in the product mix, with a larger portion of lower margin products being sold during fiscal year 1999 compared to fiscal year 1998, and higher overhead absorption costs resulting from the reduced volume. Partially offsetting the reduction in gross margins were decreases in direct labor and overhead costs of $410,000 for the fiscal year 1999, compared to the prior period. This decrease resulted primarily from the consolidation of the Company's manufacturing and distribution facilities, which was completed in the fourth quarter of fiscal 1998.

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

Selling, General and Administrative Expenses

      Selling, general and administrative expenses decreased $1,338,000 to $7,350,000 or 87.3% of revenues for fiscal year 1999 compared to $8,688,000 or 90.0% of revenues for fiscal year 1998. The decline in expenses reflects reduced amortization of intangible assets of $526,000 following the sale of a previously acquired product line, as well as the impact of a non-compete agreement that became fully amortized during the second quarter of fiscal 1998. Selling expenses declined approximately $841,000 for fiscal year 1999 compared to fiscal year 1998, reflecting lower commissions and marketing expenses as a result of Company efforts to reduce selling costs. Additionally, the decrease reflects the absence in fiscal year 1999 of one-time net charge of $ 159,000 incurred in fiscal 1998. Fiscal 1998 results included the benefit of $701,000 representing the reversal of previously expensed legal fees which were reimbursed by the Company's insurance carrier, partially offset by a charge of approximately $329,000 related to the consolidation of the Company's facilities and a charge of $531,000 to reduce the carrying value of certain intangible assets to their net realizable value. Partially offsetting the above were increased administrative expenses of approximately $511,000 reflecting higher legal and other professional services fees, salaries and fringe benefits.

      Selling, general and administrative expenses increased from $7,883,000 in fiscal year 1997 to $8,688,000 in fiscal year 1998. The higher expenses reflect: a $531,000 write-down of intangible assets to realizable value (originally estimated to be $471,000 during the third quarter of fiscal 1998) associated with the sale of the Company's GyneSys and HysteroSys product lines to Ethicon, Inc. and relocation and plant shutdown expenses of $329,000 associated with the Company's facilities consolidation (originally estimated to be $354,000 during the third quarter of fiscal 1998). The $329,000 provision for relocating the Company's corporate headquarters and consolidation of its production facilities to a new facility in New Jersey included charges for duplicate facilities of $140,000, severance and personnel relocation costs of $115,000 and moving and other related costs of $74,000. Additionally, the Company incurred increased selling expenses of $354,000 associated with the development of the Company's field sales force of independent sales representatives; and higher legal and administrative expenses associated with the Company's efforts to obtain additional financing. The above increase in expenses was partially offset by a benefit of $701,000, net of settlement, representing the reversal of previously expensed legal fees incurred in the completed litigation with CSI, which fees were reimbursed by the Company's insurance carrier.

Research, Development and Related Expenses

      Research, development and related expenses as a percentage of revenue were 37.8% or $3,184,000 for the fiscal year 1999 compared to 29.7% or $2,866,000 for the same period of fiscal year 1998. The increased spending reflects expenses associated with recruiting and treating patients as part of the HTA Phase III clinical trials in the United States. The Company received approval from the Food and Drug Administration ("FDA") to proceed to the Phase III portion of the HTA clinical trials in July 1998 and in September 1998 began to treat patients under the approved protocol. The Company was required to treat 276 patients at its nine U.S. clinical sites under the Phase III protocol. As of August 6, 1999, all of the 276 patients were treated. Data from examinations one year following treatment is one of the requirements for FDA approval.

      Research, development and related expenses increased from $1,864,000 in fiscal year 1997 to $2,866,000 in fiscal year 1998 due to increased spending to support the Phase II and Phase III portions of the HTA clinical trials in the United States.

      The Company anticipates that research, development and related expenses will decline in absolute amount in the coming fiscal year due to completion of the patient treatment portion of the HTA Phase III clinical trials, but will increase as a percentage of revenue due to substantially lower revenue.

Interest Expense and Other Income

      Interest income in fiscal years 1999, 1998 and 1997 was comprised of interest income earned on highly liquid investments. Interest income declined to $105,000 or 1.2% of revenue in fiscal year 1999 compared to $312,000 or 3.2% of revenue in fiscal year 1998, as a result of lower average cash balances during the period.

      Interest income in fiscal year 1998 increased as a percentage of revenue to 3.2% from 1.3% in fiscal year 1997 reflecting larger average cash balances.

      Interest expense increased to $96,000 or 1.1% of revenue in fiscal year 1999 compared to $21,000 or 0.2% of revenue in fiscal year 1998 as a result of the Company's $1,000,000 term note and related credit facility, which the Company entered into in May 1999.

      Interest expense as a percentage of revenue decreased to 0.2% in fiscal year 1998 from 0.7% in fiscal year 1997 because existing debt was paid down and no new debt incurred.

Income Tax Benefit

      The income tax benefit was 5.2% of the pretax loss in fiscal year 1999 compared to 31.4% of the pretax loss in fiscal year 1998. The income tax benefit reflects the Company's ability to carryback losses and collect a refund against prior years' taxes paid on the earnings of previously discontinued operations. The amount of carryback available to the Company is limited to the taxes paid on earnings of the previous two fiscal years and the lower effective tax rate in fiscal year 1999 results from the reduced amount of remaining carryback available to the Company compared to fiscal year 1998.

      There is no remaining carryback available to the Company after fiscal year 1999. The net operating losses from fiscal year 1999 that can not be carried back against prior years' earnings are approximately $5.4 million. These losses remain available to the Company on a carryforward basis to offset against any future earnings, but they have been fully offset by a valuation allowance in the financial statements, as their future realization is uncertain.

      The fiscal year 1998 and 1997 tax rates vary from the statutory federal income tax rate as a result of an increase in the valuation allowance due to substantial uncertainties regarding the ability to realize certain deferred tax assets and the Company's ability to benefit from the amortization of goodwill.

      In fiscal year 1998, an income tax benefit of $2,279,000 was derived from the carryback of losses incurred in fiscal year 1998 against taxes paid on the earnings of discontinued operations in fiscal years 1996 and 1997.

      In connection with the Distribution, the Company entered into a Tax Allocation and Indemnity Agreement with Technologies, as amended December 15, 1998. Under the terms of the agreement, Technologies and Medical are each responsible for the payment of 100% of the portion of federal and state taxes related to their and their respective subsidiaries' activities for the periods prior to the Distribution in which both parties were included in consolidated income tax returns, and each is entitled to its respective portion of any income tax refunds for the same periods. For the periods after the Distribution, the Company is entitled to 100% of any carryback of losses or credits to prior years.

Discontinued Operations

      Net income for business segments now operated by Technologies was $4.6 million in fiscal year 1997.

Liquidity and Capital Resources

      The Company's capital requirements to complete the development and commercialization of the HTA depend on numerous factors including the timing and receipt of regulatory clearances and approvals, the resources required to initiate commercialization of the HTA in the United States and the extent the HTA gains market acceptance and sales. The timing and amount of such capital requirements cannot be predicted accurately. Consequently, although the Company believes that the net proceeds from the Asset Sale plus existing cash balances will provide adequate funding to meet the Company's capital requirements for the next twenty-four months, there can be no assurance that the Company will not require additional financing or that such additional financing, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. During fiscal year 1999, cash used by operations was $2,788,000 principally due to the $6,909,000 net loss for the period, partially offset by reductions in refundable income taxes ($1,897,000) trade receivables ($381,000) inventory ($921,000) plus noncash charges for depreciation ($331,000), amortization ($639,000) and deferred income taxes ($174,000). The above was partially offset by a reduction in accounts payable and accrued expenses of $339,000

      Cash used in investing activities during fiscal year 1999 of $41,000 consisted of purchases of equipment.

      Cash received from financing activities consisted of $1,000,000 from the issuance of debt, which the Company repaid in full subsequent to the fiscal year end. Cash flows used in financing activities consisted of $21,000 in scheduled payments made on other notes payable.

      The Company had no material capital or other commitments as of October 2, 1999.

      The Company signed an agreement, effective as of May 7, 1999, with Transamerica Business Credit Corporation ("TBCC") to provide senior secured financing. TBCC provided the Company with a revolving credit facility under which the Company could from time to time borrow an aggregate amount not to exceed the lesser of $1,000,000 or an amount equal to 85% of the amount of the Company's eligible accounts receivable as defined in the agreement (the "Revolving Loan"). In addition to the Revolving Loan, TBCC provided the Company with a ("Term Loan") in the amount of $1,000,000 on May 7, 1999 bearing interest at a rate of 14.14%. No borrowings were outstanding under the Revolving Loan as of October 2, 1999. On November 1, 1999, the Company borrowed $500,000 under the Revolving Loan. All borrowings under the TBCC agreement were collaterized by all of the assets of the Company.

      Concurrent with the above transaction, the Company provided TBCC with a seven-year warrant to purchase 92,308 shares of common stock at an initial exercise price of $1.625 per share, subject to adjustment. The warrant is currently exercisable.

      As a result of the Asset Sale, both the Term Loan and the Revolving Loan were repaid in full on December 8, 1999 and all of the related agreements were terminated. Cancellation fees aggregating $85,000 were incurred in connection with the termination of the agreement.

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

      The Company and third parties with which the Company does business rely on numerous computer programs in their day-to-day operations. The Company's Year 2000 project was divided into the following major sections: (i) infrastructure and applications software, commonly referred to as "IT Systems", (ii) third party suppliers and customers, commonly referred to as "External Agents", (iii) process control and instrumentation and (iv) Company products.

      IT Systems: The Company has completed its assessment of Year 2000 issues as they relate to the Company's IT systems. This analysis included such activities as order taking, billing, purchasing/accounts payable, general ledger/financial, and inventory. Systems critical to the Company's business are commercial packages available from third party vendors and currently in use with little modification. According to information provided by the suppliers of these products, the versions of these systems in use are believed to be Year 2000 compliant in storage, calculation, and function. The Company has upgraded these systems where necessary and believes that all mission critical software is now Year 2000 compliant, based upon representations from the vendors. The Company has used both internal and external resources to test the versions of the software believed to be Year 2000 compliant and has found no discrepancy. The Company believes that all server hardware and operating systems software in use are now Year 2000 compliant. Through independent and internal testing, the Company also believes its business systems to be compliant. The Company is currently operating in Fiscal Year 2000 and is experiencing no date-related problems.

      External Agents: The Company has sent questionnaires and letters of inquiry to the External Agents to assist the Company in assessing the Year 2000 readiness of its External Agents and evaluate the scope of the Company's exposure. Based on the responses received, the Company is not aware of any External Agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that External Agents will be Year 2000 ready. The inability of External Agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by External Agents is not determinable.

      Process Control and Instrumentation: This category includes such items as telephone systems, security systems, HVAC, copiers, FAX machines, production equipment, tools and other process systems. The Company has found no significant Year 2000 related issues and believes there will be no major disruption in this area.

      Company Products: In addition, the Company has reviewed the Year 2000 issue as it relates to the electronic products manufactured for sale by the Company. The Company believes that none of its products are date sensitive or will require modification to become Year 2000 compliant. Accordingly, the Company does not believe the Year 2000 issue presents a material exposure as it relates to the Company's products.

      Conclusion: The Company believes that it has effectively identified and resolved all major Year 2000 related issues that could cause a significant disruption to its business. However management recognizes that it is possible that unforeseen issues may arise and will keep a vigilant watch for any sign of such issues. In addition, disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company.

      The Company currently believes it does not need a contingency plan. All of the Company's major systems have been upgraded or determined to be compliant. Any remaining Year 2000 compliance issues should be minor and will be dealt with as they are identified. The Company will continue to monitor and evaluate the potential impact of the Year 2000 issue and adjust the plans accordingly.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 2000. Because the Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments, management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's consolidated financial position or results of operations.

Effects of Inflation

      Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments. The operations of the Company are conducted primarily in United States dollars and, as such, are not subject to material foreign currency exchange rate risk and all outstanding debt has been repaid in full subsequent to the fiscal year end. Accordingly, the Company believes its market risk exposures are not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
BEI Medical Systems Company, Inc. and Subsidiaries

------------------------------------------------------------------------------------------------------------
dollars in thousands except share amounts                                        October 2,       October 3,
                                                                                    1999            1998
------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                                       $  1,654        $  3,504
  Trade receivables, less allowance for doubtful accounts
           (1999--$93; 1998--$174)                                                     338           1,897
  Inventories                                                                          339           3,087
  Refundable income taxes                                                              487           2,384
  Other current assets                                                                  68             186
  Deferred income taxes                                                                 --             174
  Net assets held for sale                                                           7,282              --
------------------------------------------------------------------------------------------------------------
Total current assets                                                                10,168          11,232

Property and equipment
  Equipment                                                                          1,125           1,569
  Leasehold improvements                                                                32              31
------------------------------------------------------------------------------------------------------------
                                                                                     1,157           1,600

  Less accumulated depreciation and amortization                                      (734)           (780)
------------------------------------------------------------------------------------------------------------
Net property and equipment                                                             423             820

Other assets, less accumulated amortization
  Tradenames, patents and related assets, less accumulated
   amortization  (1999--$48; 1998--$2,028)                                             234           1,846
  Goodwill, less accumulated amortization (1998--$1,457)                                --           3,353
  Other                                                                                137             137
------------------------------------------------------------------------------------------------------------
Total other assets                                                                     371           5,336
------------------------------------------------------------------------------------------------------------
Total assets                                                                      $ 10,962        $ 17,388
============================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
BEI Medical Systems Company, Inc. and Subsidiaries

------------------------------------------------------------------------------------------------------------
dollars in thousands except share amounts                                          October 2,     October 3,
                                                                                      1999           1998
------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Trade accounts payable                                                            $    536        $  1,551
  Accrued expenses and other liabilities                                               1,727           1,376
  Notes payable                                                                        1,000              21
------------------------------------------------------------------------------------------------------------
Total current liabilities                                                              3,263           2,948

Stockholders' equity
  Preferred stock
     ($.001 par value; authorized 2,000,000 shares; none issued)                          --              --
  Common stock
     ($.001 par value; authorized 20,000,000 shares; issued and
     outstanding; 1999--7,685,707 shares; 1998--7,778,296 shares)                         10              10
  Additional paid-in capital                                                          16,174          16,291
  Retained earnings (deficit)                                                         (8,434)         (1,525)
------------------------------------------------------------------------------------------------------------
                                                                                       7,750          14,776
  Less: Unearned restricted stock and other                                              (51)           (336)
------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                             7,699          14,440
------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                          $ 10,962        $ 17,388
============================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
BEI Medical Systems Company, Inc. and Subsidiaries

------------------------------------------------------------------------------------------------------------------
                                                                                   Year Ended
------------------------------------------------------------------------------------------------------------------
dollars in thousands except share and                           October 2,         October 3,        September 27,
per share amounts                                                  1999              1998                1997
------------------------------------------------------------------------------------------------------------------
Revenue                                                        $     8,419        $     9,651        $    10,005

Cost of sales                                                        5,182              5,638              5,972
------------------------------------------------------------------------------------------------------------------
Gross profit                                                         3,237              4,013              4,033

Selling, general and administrative expenses                         7,350              8,688              7,883

Research, development and related expenses                           3,184              2,866              1,864
------------------------------------------------------------------------------------------------------------------
                                                                    10,534             11,554              9,747
------------------------------------------------------------------------------------------------------------------
Loss from operations                                                (7,297)            (7,541)            (5,714)

Interest income                                                        105                312                136

Interest expense                                                       (96)               (21)               (70)
------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                            (7,288)            (7,250)            (5,648)

Income tax benefit                                                    (379)            (2,279)            (1,300)
------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                     (6,909)            (4,971)            (4,348)

Income from discontinued operations, net of
     income taxes of $1,788                                             --                 --              4,583
------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                  ($6,909)           ($4,971)       $       235
==================================================================================================================

Loss from continuing  operations per common share, basic
     and diluted                                                    ($0.92)            ($0.68)            ($0.64)

Earnings (loss) from discontinued operations per common
     share, basic and diluted                                           --                 --               0.67
------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share,
     basic and diluted                                              ($0.92)            ($0.68)       $      0.03
------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                              7,503,463          7,354,416          6,816,702
------------------------------------------------------------------------------------------------------------------
Dividends per common share                                              --                 --        $      0.08
==================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BEI Medical Systems Company, Inc. and Subsidiaries

-----------------------------------------------------------------------------------------------------------
                                                                                 Year Ended
-----------------------------------------------------------------------------------------------------------
                                                                   October 2,    October 3,   September 27,
dollars in thousands                                                 1999           1998           1997
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Loss from continuing operations                                  ($6,909)       ($4,971)       ($4,348)
Adjustments to reconcile net loss to net
     cash used in operating activities:
  Depreciation                                                         331            311            269
  Amortization                                                         639          1,115          1,356
  Provision for losses on trade receivables                             74             76             57
  Loss on sale of assets                                                --            545             --
  Deferred income taxes                                                174           (233)          (261)
Changes in operating assets and liabilities, net of
     acquisitions and dispositions:
  Trade receivables                                                    306            (15)          (302)
  Inventories                                                          921           (423)          (854)
  Refundable income taxes                                            1,897         (2,374)            --
  Other assets                                                         118            (31)          (142)
  Trade accounts payable, accrued expenses and other
     liabilities                                                      (339)          (172)           164
-----------------------------------------------------------------------------------------------------------
Net cash used in operating activities of
     continuing operations                                          (2,788)        (6,172)        (4,061)
-----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of plant and equipment                                     (41)          (372)          (263)
  Purchases of patents and licenses                                     --            (24)          (186)
  Proceeds from sale of assets                                          --            975             --
  Other                                                                 --             --             18
-----------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities of
     continuing operations                                             (41)           579           (431)
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from borrowings and issuance of warrants                  1,000             --             --
  Principal payments on long-term debt and other liabilities           (21)          (191)          (715)
  Proceeds from issuance of common stock, net                           --             --            872
  Proceeds from stock option exercises                                  --             17             --
  Repurchase of stock                                                   --             --         (1,303)
  Payment of cash dividends                                             --             --           (563)
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing
     activities of continuing operations                               979           (174)        (1,709)
-----------------------------------------------------------------------------------------------------------
  Net cash provided by discontinued operations                          --             --          6,344
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                (1,850)        (5,767)           143
  Cash and cash equivalents at beginning of year                     3,504          9,271          9,128
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                           $ 1,654        $ 3,504        $ 9,271
===========================================================================================================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
BEI Medical Systems Company, Inc. and Subsidiaries

----------------------------------------------------------------------------------------------------------------------
dollars in thousands                                                                             Unearned
                                                     Additional     Retained                    restricted
                                            Common     paid-in      earnings     Treasury       stock and
                                            Stock      capital     (deficit)       stock          other         Total
----------------------------------------------------------------------------------------------------------------------
Balances at September 28, 1996              $ 9        $25,773      $43,055      ($11,947)        ($918)      $ 55,972

Net income for 1997                                                     235                                        235

Stock options exercised                       1            866                                                     867

Restricted Stock Plan                                      815                                     (475)           340

Purchase of treasury stock--
     (135,000 shares at $9.67
     average per share)                                                            (1,303)                      (1,303)

Cash dividends                                                         (563)                                      (563)

Retirement of treasury stock                           (13,250)                    13,250                           --
----------------------------------------------------------------------------------------------------------------------
Balances at September 27,                    10         14,204       42,727            --        (1,393)        55,548
     1997 before Distribution

Distribution                                                        (39,281)                      1,393        (37,888)
----------------------------------------------------------------------------------------------------------------------
Balances at September 27, 1997               10         14,204        3,446            --            --         17,660

Net loss for 1998                                                    (4,971)                                    (4,971)

Restricted Stock Plan                                      329                                     (250)            79

Deferred compensation                                      218                                      (86)           132

Stock options exercised                                     17                                                      17

Conversion of minority interest                          1,523                                                   1,523
----------------------------------------------------------------------------------------------------------------------
Balances at October 3, 1998                  10         16,291       (1,525)           --          (336)        14,440
----------------------------------------------------------------------------------------------------------------------
Net loss for 1999                                                    (6,909)                       (336)        (6,909)

Restricted Stock Plan                                     (175)                                     231             56

Deferred compensation                                                                                54             54

Issuance of warrants                                        58                                                      58
----------------------------------------------------------------------------------------------------------------------
Balances at October 2, 1999                 $10        $16,174      ($8,434)           --          ($51)      $  7,699
======================================================================================================================

See notes to consolidated financial statements

Note 1
Basis of Presentation

      The Distribution: On September 27, 1997, BEI Electronics, Inc. ("Electronics") distributed to holders of Electronics common stock one share of common stock of BEI Technologies, Inc. ("Technologies"), a newly formed subsidiary, for each share of Electronics common stock held ("the Distribution"). In connection with the Distribution, Electronics transferred to Technologies all of the assets, liabilities and operations of its BEI Sensors & Systems Company, Inc. ("Sensors") and Defense Systems Company, Inc. ("Defense") business segments. Accordingly, the results of operations of the segments have been presented as discontinued operations for all periods presented.

      After the Distribution, the sole asset of Electronics was its investment in BEI Medical Systems Company, Inc. On November 4, 1997, Electronics merged with its subsidiary, BEI Medical Systems Company, Inc. ("Medical"), and became one company with Electronics as the surviving corporation (the "Merger"). As a result of the Merger, each outstanding share of common stock of Medical at that date (other than shares held by Electronics) was automatically converted into the right to receive 5.51615 shares of Electronics common stock. Certificates for Electronics common stock were issued, rounded down to the nearest whole number of shares. Fractional shares of Electronics common stock that would have otherwise been issued in connection with the Merger were redeemed by Electronics pro rata based on the last reported sale price of Electronics common stock on the last trading day preceding the merger. After the Merger, Electronics changed its name to BEI Medical Systems Company, Inc. (the "Company"), ("BEI").

      The Asset Sale: On December 8, 1999, BEI completed the sale of a substantial portion of the assets of the Company to CooperSurgical Acquisition Corp., a Delaware corporation ("CSAC"), for approximately $10.5 million in cash, pursuant to an Asset Purchase Agreement, dated as of October 1, 1999, between the Company and CSAC, as amended (the "Asset Purchase Agreement") (the "Asset Sale"). The assets sold constitute a business of developing, manufacturing, marketing and servicing a broad array of advanced systems and devices for diagnostic and therapeutic procedures in the medical fields of gynecology and gastroenterology (the "Base Business"). Following the Asset Sale, the Company is focusing exclusively on developing a new therapeutic system, the Hydro ThermAblator (the "HTA") for treatment of excessive uterine bleeding.

      The net assets of the Base Business, which totaled $7,282,000 are included in the accompanying consolidated balance sheet as net assets held for sale and consist of the following:

      dollars in thousands                                            October 2,
                                                                         1999
      --------------------------------------------------------------------------
      Trade receivables, net                                           $ 1,179

      Inventories                                                        1,827

      Property and equipment, net                                          107

      Tradenames, patents and related assets, net                        1,381

      Goodwill, net                                                      3,113

      Less: trade accounts payable, accrued expenses
       and other liabilities                                              (325)
      --------------------------------------------------------------------------
         Net assets held for sale                                      $ 7,282
      ==========================================================================

      The cash consideration received at the closing of the Asset Sale was approximately $10.5 million, subject to certain post-closing adjustments. The consideration received by the Company also included the assumption of approximately $350,000 of specified liabilities, the assumption of liabilities under certain contracts of the Company, and the forgiveness of royalty payments that may in the future be owed by the Company to an affiliate of the Purchaser in an amount of up to $100,000.

BEI Medical Systems Company, Inc. and Subsidiaries
October 2, 1999

      The following unaudited pro forma statement of operations data has been prepared assuming the Asset Sale was completed as of October 3, 1998. The pro forma financial data is presented for illustrative purposes only and is not necessarily indicative of any future results of operations or the results that might have occurred if the Asset Sale had actually occurred on the indicated date.

Statement of Operations Data
in thousands, except per share amounts

                                                                     Year Ended October 2, 1999
                                                                             Pro Forma       Pro Forma
                                                            Historical      Adjustments     as Adjusted
                                                            ----------      -----------     -----------

      Revenues ........................................      $  8,419       $  8,150(1)       $    269
      Cost of sales ...................................         5,182          4,236(1)            946
                                                            ----------------------------------------------
      Gross Profit ....................................         3,237          3,914(1)           (677)(3)

      Selling, general and administrative expenses ....         7,350          3,248             4,102
      Research, development and related expenses ......         3,184             --             3,184
                                                            ----------------------------------------------
                                                               10,534          3,248             7,286

                                                            ----------------------------------------------
      Income (loss) from operations ...................        (7,297)           666            (7,963)

      Interest income .................................           105             --               105
      Interest expense ................................           (96)           (96)(2)            --
                                                            ----------------------------------------------
      Income (loss) before income taxes ...............        (7,288)           570            (7,858)

      Income tax benefit ..............................          (379)            --              (379)
                                                            ----------------------------------------------

                                                            ----------------------------------------------
      Net income (loss) ...............................      ($ 6,909)      $    570          ($ 7,479)
                                                            ==============================================

      Income (loss) per common share:
      Income (loss) per common share, basic and diluted        ($0.92)                          ($1.00)
                                                            ==============================================

      Weighted average shares outstanding .............         7,503                            7,503
                                                            ==============================================

------------
(1) To give retroactive effect to the decrease in revenues and operating expenses estimated by the Company to be attributable to substantially all operating activities of the Company, other than that which is required to support the on going development of its HTA product.
(2) To reflect a reduction in interest expense incurred related to the $1,000,000 Transamerica Business Credit Corporation credit facility, assuming the application of proceeds from the Asset Sale to repay the outstanding indebtedness under this facility and financing charges on accounts receivable related to the Base Business.
(3) The negative gross margins of $677,000 reflect direct product costs for the HTA business of $208,000, as well as pro forma allocations of $469,000 of fixed manufacturing overhead costs, which are projected to continue following the Asset Sale.

BEI Medical Systems Company, Inc. and Subsidiaries
October 2, 1999

Balance Sheet Data:
dollars in thousands

                                                                                        As of October 2, 1999
                                                             Historical      Assets          Proceeds         Debt        Pro Forma
                                                                             Sold (4)       of Sale (5)   Repayment (7)  as Adjusted
                                                             -----------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents .............................      $  1,654      $     --       $ 10,481(6)      ($1,000)      $ 11,135
  Trade receivables, net ................................           338                                                         338
  Inventories ...........................................           339                                                         339
  Refundable income taxes ...............................           487                                                         487
  Other current assets ..................................            68                                          (48)            20
  Net assets held for sale ..............................         7,282        (7,282)                                           --
                                                             -----------------------------------------------------------------------
Total current assets ....................................        10,168        (7,282)                        (1,048)        12,319

Plant and equipment, net ................................           423                                           --            423
Tradenames, patents and other, net ......................           234                                                         234
Other assets ............................................           137                                                         137
                                                             -----------------------------------------------------------------------
Total assets ............................................      $ 10,962       ($7,282)      $ 10,481         ($1,048)      $ 13,113
                                                             ======================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Trade accounts payable ................................      $    536      $     --       $     --        $     --       $    536
  Accrued expenses and other liabilities ................         1,727                        1,185                          2,912
  Notes payable .........................................         1,000                                       (1,000)            --
                                                             -----------------------------------------------------------------------
Total current liabilities ...............................         3,263            --          1,185          (1,000)         3,448

Stockholders' equity ....................................         7,699        (7,282)         9,296             (48)         9,665
                                                             -----------------------------------------------------------------------
Total liabilities and stockholders' equity ..............      $ 10,962       ($7,282)      $ 10,481         ($1,048)      $ 13,113
                                                             ======================================================================

----------

(4) Represents assets to be sold to and liabilities assumed by CSAC, as well as goodwill attributable to the Base Business.
(5) Reflects estimated proceeds from the Asset Sale, less estimated transaction costs of $1,155,000. Such costs include estimated professional fees to be paid by BEI in connection with the Asset Sale ($465,000), employee bonuses related to completion of the Asset Sale ($185,000), estimated severance payments ($260,000) , and the cost of products and services associated with the Transition Agreement to be provided to CSAC free of charge ($275,000). The resulting estimated gain on the sale of the Base Business of $2,014,000 (estimated net proceeds of $9,296,000 less basis of $7,282,000) and estimated transaction costs have not been considered or reflected in the accompanying pro forma statement of operations. In addition, as a condition to the consummation of the Asset Sale, the Company was required to enter into a noncompetition agreement with and for the benefit of CSAC for a period of five years. No value has been assigned to the noncompetition agreement.

BEI Medical Systems Company, Inc. and Subsidiaries
October 2, 1999

(6) Represents gross cash sales price of $11,206,000 less estimated downward adjustments of $500,000 and $225,000, respectively, based upon the unaudited net book value of inventory and accounts receivable at October 2, 1999 (assuming the closing was completed on October 2, 1999) and the annualized unaudited sales for the nine month period. Such adjustments have been calculated in accordance with the terms prescribed by the Asset Purchase Agreement.
(7) Represents repayment of outstanding amounts owed under the $1,000,000 TBCC credit facility, as well as the write-off of the unamortized debt financing fees associated with such debt. Following the close of the fiscal year on November 1, 1999, the Company borrowed an additional $500,000 under the revolving credit facility, therefore the actual principal repayment under the credit facility was $1,500,000.
(8) Represents the write-off of the fair value of stock purchase warrants issued to Transamerica Business Credit Corporation in connection with the $1,000,000 credit facility.

Note 2
Summary of Significant Accounting Policies

      Operations: Prior to the Asset Sale, the Company was a manufacturer of diagnostic and therapeutic products focused on gynecology and women's health issues. In the U.S., the Company utilized independent manufacturers' representative organizations, direct sales representatives, telemarketers and domestic distributors to market its products directly to end users, hospitals, surgical centers and doctors' offices. Products were also sold through a network of international distributors. BEI's operations consisted of Zinnanti Surgical Instruments in Chatsworth, California and Xylog Corporation, Meditron Devices, Inc., and BEI Medical Systems International, Inc. in Teterboro, New Jersey.

      The accompanying consolidated financial statements reflect the historical results of operations of the Company prior to the Asset Sale. The Asset Sale will have a significant impact upon the financial condition and results of operations of the Company, as both future revenues and revenue generating assets have been significantly reduced and the Company's product focus has become narrowed and dependent upon the successful completion of the FDA Phase III clinical trials and commercialization of the HTA technology.

      The Company believes its existing cash balances together with operating revenues and funds resulting from the Asset Sale will provide adequate funding to meet the Company's liquidity requirements for the next twenty-four months. The Company may need to raise additional funds through public or private financing or other arrangements. There can be no assurance the Company will not require additional financing or that such additional financing, if needed, will be available on terms favorable to the Company, or at all. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants and may also be dilutive to stockholders.

      Fiscal Year: The Company's fiscal year ends on the Saturday nearest September 30. Fiscal year 1998 contained 53 weeks. Fiscal years 1999 and 1997 each contained 52 weeks.

      Consolidation: The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      Concentration of Credit Risk: The Company's products were sold to commercial customers throughout the United States and in various foreign countries. The Company performs ongoing credit evaluations of its commercial customers and generally does not require collateral. The Company maintains reserves for potential credit losses. Historically, such losses have been within the expectations of management.

BEI Medical Systems Company, Inc. and Subsidiaries
October 2, 1999

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

      Long-Lived Assets: The Company accounts for any impairment of its long-lived assets using Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121 ("FAS No. 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Long-lived assets consists of plant and equipment, patents, and trade names, related non-competition agreements and goodwill acquired in purchase acquisitions. Patents and non-competition agreements are being amortized on a straight-line basis over their terms. Trade names are amortized on a straight-line basis over ten to twenty-five years. Goodwill consists of the excess of cost over fair value of net tangible assets and identifiable intangible acquired in purchase acquisitions. Goodwill is amortized by the straight-line method over twenty years. The carrying value of long-lived assets will be reviewed if the facts and circumstances suggest that they may be impaired. Impairment is determined based on undiscounted future cash flows over the expected period of use. If impairment is indicated, the carrying value of long-lived assets would be reduced to fair value. In connection with the sale of the Company's GyneSys and HysteroSys product lines in fiscal 1998, intangible assets of $1,133,000 were sold. Based upon the final sales price of these assets, the Company reduced the carrying value of the intangible assets to be disposed of to net realizable value. The total amount of the charge, $531,000 has been included in the selling, general and administrative expenses for the year ended October 3, 1998.

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

      Per Share Information: Earnings per common share are calculated in accordance with SFAS No. 128, "Earnings Per Share." This statement requires the dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and resulted in the issuance of common stock that then shared in the earnings or loss of the Company. Diluted EPS is computed using the treasury stock method when the effect of common stock equivalents would be dilutive. As a result of the net loss from continuing operations for all periods presented, weighted average shares used in the calculation of basic and diluted loss per share are the same. Weighted average shares exclude unvested restricted stock, which amounted to approximately 139,000, 184,000 and 211,000 shares for 1999, 1998 and 1997, respectively. Common stock equivalents are excluded from the loss per share calculation for all periods presented because the effect would be anti-dilutive.

      Research and Development Costs: Company-sponsored product development costs are charged to expense when incurred.

BEI Medical Systems Company, Inc. and Subsidiaries
October 2, 1999

      Advertising Costs: Advertising costs are charged to expense when incurred and were approximately $371,000, $489,000 and $412,000 in fiscal years 1999, 1998 and 1997, respectively.

      Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 2000. Because the Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments, management does not anticipate that the adoption of the new statement will have a significant effect on the Company's consolidated financial position or results of operations.

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

Note 4
Inventories

        dollars in thousands                                  1999      1998
        ------------------------------------------------------------------------
        Finished products                                    $   87    $2,128

        Work in process                                         118       196

        Materials                                               134       763
        ------------------------------------------------------------------------
           Inventories                                       $  339    $3,087
        ========================================================================

      Included in fiscal year 1999 and 1998 finished goods is $87,000 and $245,000, respectively of HTA inventory which is currently subject to FDA approval prior to its sale in the United States.

Note 5
Bank Credit Agreements

      The Company signed an agreement, effective as of May 7, 1999, with Transamerica Business Credit Corporation ("TBCC") to provide senior secured financing. TBCC provided the Company with a revolving credit facility under which the Company could from time to time borrow an aggregate amount not to exceed the lesser of $1,000,000 or an amount equal to 85% of the amount of the Company's eligible accounts receivable as defined in the agreement (the "Revolving Loan"). In addition to the Revolving Loan, TBCC provided the Company with a ("Term Loan") in the amount of $1,000,000 on May 7, 1999 bearing interest at a rate of 14.14%. No borrowings were outstanding under the Revolving Loan as of October 2, 1999. On November 1, 1999, the Company borrowed $500,000 under the Revolving Loan. All borrowings under the TBCC agreement were collaterized by all of the assets of the Company.

BEI Medical Systems Company, Inc. and Subsidiaries
October 2, 1999

      Concurrent with the above transaction, the Company provided TBCC with a seven-year warrant to purchase 92,308 shares of common stock at an initial exercise price of $1.625 per share, subject to adjustment. The warrant is currently exercisable.

      As a result of the Asset Sale, both the Term Loan and the Revolving Loan were repaid in full on December 8, 1999 and all of the related agreements were terminated. Cancellation fees aggregating $85,000 were incurred in connection with the termination of the agreement.

      Interest of approximately $89,000, $7,000 and $11,000 was paid on long-term debt by the Company during fiscal 1999, 1998 and 1997, respectively. Interest of approximately $35,000 and $50,000 was paid on noncompetition agreements by the Company during fiscal 1998 and 1997, respectively.

Note 6
Accrued Expenses and Other Liabilities

        dollars in thousands                                    1999      1998
        ------------------------------------------------------------------------
        Professional fees                                      $  522    $  134

        Employee compensation                                     114       268

        Taxes                                                     161       141

        Commissions                                                97       180

        Royalties and related costs                                74       130

        Tax refund payable to BEI Technologies                    420       327

        Other                                                     339       196
        ------------------------------------------------------------------------
           Accrued Expenses and Other Liabilities              $1,727    $1,376
        ========================================================================

Note 7
Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of October 2, 1999 and October 3, 1998 are as follows:

BEI Medical Systems Company, Inc. and Subsidiaries
October 2, 1999

        dollars in thousands                                  1999        1998
        ------------------------------------------------------------------------
        Deferred tax liabilities

           Property and equipment                              ($68)       ($20)

        Deferred tax assets

           Federal tax credits                                  141          --

           Federal net operating loss carryforwards           1,840          --

           Intangibles                                          435         465

           Other                                                 60         193

           Inventory valuation                                  221          92

           State net operating loss carryforwards             1,758       1,177

           Allowance for doubtful accounts                       58          51
        ------------------------------------------------------------------------
              Total deferred tax assets                       4,513       1,978

           Valuation allowance for deferred tax assets       (4,445)     (1,784)
        ------------------------------------------------------------------------
              Net deferred tax assets                       $    --     $   174
        ========================================================================

      As of October 2, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5.4 million, which expire through 2014 and net operating loss carryforwards for state income tax purposes of approximately $19.5 million, which expire from 2001 through 2006. As of October 2, 1999, a valuation allowance has been established equal to the entire net tax benefit associated with all carryforwards and temporary differences, as their realization is uncertain. The net deferred tax assets of $174,000 as of October 3, 1998, represented the net federal tax benefit available for carryback as of that date.

BEI Medical Systems Company, Inc. and Subsidiaries
October 2, 1999

      Significant components of the provision (benefit) for income taxes from continuing operations are as follows:

                                                                            Year Ended
                                                                 ------------------------------
      dollars in thousands                                        1999        1998        1997
      -----------------------------------------------------------------------------------------
      Current

         Federal                                                 ($553)    ($2,046)    ($1,039)

         State                                                      --          --          --
      -----------------------------------------------------------------------------------------
            Total current                                         (553)     (2,046)     (1,039)

      Deferred

         Federal                                                   174        (233)       (261)

         State                                                      --          --          --
      -----------------------------------------------------------------------------------------
            Total deferred                                         174        (233)       (261)
      -----------------------------------------------------------------------------------------
      Total income tax benefit                                   ($379)    ($2,279)    ($1,300)
      =========================================================================================

      A reconciliation of the statutory federal income tax rate to the Company's effective rate from continuing operations is presented below.

                                                                            Year Ended
                                                                 ------------------------------
      dollars in thousands                                        1999        1998        1997
      -----------------------------------------------------------------------------------------
      Expected tax benefit at the statutory rate of 34%        ($2,478)    ($2,465)    ($1,920)

      Goodwill amortization                                        121         131          81

      Increase in valuation allowance                            2,661          --         607

      Other                                                         75          55         (68)
      -----------------------------------------------------------------------------------------
         Income tax benefit                                    ($  379)    ($2,279)    ($1,300)
      =========================================================================================

      In connection with the Distribution, the Company entered into a Tax Allocation and Indemnity Agreement with Technologies as amended December 15, 1998. Under the terms of the agreement, Technologies and the Company are each responsible for the payment of 100% of the portion of federal and state taxes related to their and their respective subsidiaries activities for the periods prior to the Distribution in which both parties were included in consolidated income tax returns and are entitled to their portion of any income tax refunds for the same periods. For the periods after the Distribution, the Company is entitled to 100% of any carryback of losses or credits to prior years.

Note 8
Stockholders' Equity

      The Company's preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to establish from time to time the number of shares to be included in each series, and

BEI Medical Systems Company, Inc. and Subsidiaries
October 2, 1999

to designate the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences.

Note 9
Stock Option and Restricted Stock Plans

      The Amended Plan: Pursuant to the Company's Amended 1987 Stock Option Plan (the "Amended Plan") the Company may grant both incentive and non-statutory stock options to employees as well as grant stock options to non-employee consultants to the Company. The Amended plan provides for the grant of options to purchase up 2,100,000 shares of common stock, of which 390,749 remain available for grant as of October 2, 1999. The Amended plan expires on January 15, 2007. The exercise price of options granted pursuant to the Amended Plan must be not less than the fair market value of the common stock on the date such options are granted, as determined by the Board of Directors.. Options generally become exercisable in four equal installments commencing one year from the date of grant and such vesting may be accelerated upon the occurrence of certain events.

      As a result of the Distribution, all the outstanding options for common stock of the Company at the date of the Distribution, both vested and unvested, were converted to options for common stock of Technologies, at a rate of approximately 1.07 options for Technologies stock for every 1.0 Electronics option held. The exercise price of the options was also adjusted so that the aggregate value of all outstanding options was the same after the Distribution as before.

      On November 4, 1997, Medical and Electronics merged with Electronics as the surviving legal entity. As a result of the Merger, options outstanding under separate stock option plans of Medical were converted to Electronics options at a rate of 5.51615 Electronics options for every one Medical option outstanding. Electronics' outstanding options increased to 595,739 after the Merger from zero outstanding at September 27, 1997 after the Distribution. Medical's stock option plans were cancelled as a result of the Merger.

      In December 1998, options representing the right to purchase 102,847 shares of the Company's common stock outstanding under the Amended Plan at exercise prices ranging from $3.7437 to $4.00 per share were repriced to $1.625 per share, an amount equal to the fair market value of the common stock outstanding at that time.

BEI Medical Systems Company, Inc. and Subsidiaries
October 2, 1999

      Transactions relating to the Amended Plan are summarized as follows:

                                                                               Weighted Average
                                                  Number of    Exercise Price   Exercise Price
                                                Common Shares     Per Share       Per Share
----------------------------------------------------------------------------------------------
Options outstanding at September 28, 1996           456,962     $2.88 - $9.13       $5.36

   Exercised                                       (137,866)    $2.88 - $7.25       $5.33

   Terminated                                        (3,500)    $3.75 - $9.13       $7.95
----------------------------------------------------------------------------------------------
Options outstanding prior to Distribution           315,596     $2.88 - $9.13       $5.35

   Distribution conversion of outstanding
     options to Technologies                       (315,596)    $2.88 - $9.13       $5.35
----------------------------------------------------------------------------------------------
Options outstanding as of September 27, 1997             --                --          --

   Conversion of outstanding Medical options        595,739     $0.31 - $3.74       $0.48

   Granted                                          203,489     $1.94 - $4.00       $3.04

   Exercised                                        (55,161)            $0.31       $0.31
----------------------------------------------------------------------------------------------
Options outstanding at October 3, 1998              744,067     $0.31 - $4.00       $1.19

   Granted                                          459,908     $1.44 - $1.63       $1.56

   Terminated                                      (106,970)    $1.63 - $4.00       $2.24
----------------------------------------------------------------------------------------------
Options outstanding at October 2, 1999            1,097,005     $0.31 - $1.94       $1.02
==============================================================================================

      Details of the options outstanding as of October 2, 1999 were as follows:

                                                                                                Weighted
                                       Weighted Average                                         Average
                                           Remaining     Weighted Average                       Exercise
        Exercise          Options      Contractual Life   Exercise Price         Number           Price
         Prices         Outstanding         (Years)          Per Share        Exercisable       Per Share
     ----------------------------------------------------------------------------------------------------
       $0.31                 366,821          5.8              $0.31             366,821          $0.31

       $0.54                  52,403          6.3              $0.54              40,681          $0.54

       $0.70                 107,564          6.6              $0.70              80,673          $0.70

       $1.44                 166,000          9.5              $1.44                  --            --

       $1.63                 380,467          8.2              $1.63             119,027          $1.63

       $1.94                  23,750          8.5              $1.94              23,750          $1.94
     ====================================================================================================
       $0.31 - $1.94       1,097,005          7.4              $1.02             630,952          $0.69
     ====================================================================================================

BEI Medical Systems Company, Inc. and Subsidiaries
October 2, 1999

      The Restricted Plan: In February 1992, the Company's Board of Directors approved the 1992 Restricted Stock Plan (the "Restricted Plan"), ratified by the Company's stockholders in February 1993, authorizing up to 350,000 shares of the Company's common stock to be issued to certain key individuals subject to forfeiture if employment terminated prior to the end of prescribed vesting periods. In March 1997, the stockholders approved an amendment to the Restricted Plan to increase the shares reserved for issuance under the plan from 350,000 to 700,000, imposed a limit on the number of shares which any one participant may receive under the Restricted Plan in any one fiscal year and extended the term of the restricted Plan to January 15, 2007. In March of 1999 the stockholders approved an amendment to the Restricted Plan to increase the shares reserved for issuance under the plan from 700,000 to 900,000.

      As of October 2, 1999, 517,850 shares of the Company's common stock had been issued pursuant to awards of restricted stock granted under the Restricted Plan (excluding any shares that have been returned to the Restricted Plan as a result of termination or forfeiture) and 465,750 shares (plus any shares that might in the future be returned to the Restricted Plan as a result of termination or forfeiture) remained available for future issuance under the Restricted Plan. Of the outstanding shares, 288,371 had vested. Restricted shares outstanding are included in the Company's total common stock outstanding. The market value at the date of grant of shares awarded under the plan is recorded as unearned restricted stock. The market value of shares granted is amortized to compensation expense over the periods of vesting. In fiscal years 1999 and 1998, $56,000 and $79,000, respectively of compensation expense was recognized. No compensation expense for Medical was recorded in fiscal 1997.

      Pro forma Information: Pro forma information regarding net loss and net loss per common share, basic and diluted is required by SFAS No. 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for fiscal years 1999 and 1998: weighted-average risk-free interest rate of 6.10% and 4.92%, respectively; no dividends; volatility factors of the expected market price of the Company's common stock of .611 and 0.562, respectively and a weighted average expected life of the options of 9.3 and 9.3 years for, respectively .

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options are subject to vesting and have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value.

      For purposes of pro forma disclosures, the estimated fair value of the options granted in 1999 is amortized to expense over the options' vesting period. The weighted-average grant date fair value of options granted during fiscal years 1999 and 1998 was $1.45 and $2.10, respectively. The Company's pro forma net loss was $7,171,000 and $5,036,000 for 1999 and 1998, respectively, and pro forma net loss per common share, basic and diluted, was $0.96 and $0.68, respectively

The pro forma disclosures presented for fiscal year 1999 may not necessarily be indicative of the pro forma effect of SFAS No. 123 for future periods in which options may be granted. The impact of the calculation required by FAS No. 123 on pro forma results of operations and earnings (loss) per share was determined to be immaterial for fiscal year 1997.

BEI Medical Systems Company, Inc. and Subsidiaries
October 2, 1999

Note 11
Employee Benefit Plans

      The Company has a defined contribution retirement plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. Non-discretionary employer contributions are based on a fixed percentage of total eligible employee compensation and a formula based matching of the participant's contribution to the plan. Additional contributions are at the discretion of the Board of Directors. The Company's contributions to the plan for fiscal year 1999, 1998 and 1997 were approximately $72,000, $76,000 and $62,000, respectively.

Note 12
Lease and Other Commitments

      Leases: Operating leases consist principally of leases for facilities and equipment, which expire through 2004. Certain of the operating leases contain various options for renewal and/or purchase of the related assets for amounts approximating their fair market value at the date of exercise of the option. The future minimum payments for operating leases consisted of the following at October 2, 1999:

       dollars in thousands
       -----------------------------------------------------------
       2000                                                   $354

       2001                                                    327

       2002                                                    323

       2003                                                    334

       2004                                                    304

       Thereafter                                               --
       -----------------------------------------------------------
       Total minimum lease payments                         $1,642
       ===========================================================

      Total rental expense attributable to property and equipment amounted to approximately $374,000, $297,000, and $268,000 for fiscal 1999, 1998 and 1997, respectively.

      Minimum Royalty Payments: In 1993, the Company entered into a license agreement for the HTA endometrial ablation technology whereby royalty payments of 10% are payable on net revenues of certain disposable products. The agreement is subject to minimum royalty payments through fiscal year 2001. The minimum royalty payment due during the next fiscal year is $33,000.

      The Company has also entered into a number of other license and royalty agreements that require payments based upon revenues on the sales of certain products ranging from 4% to 10% of revenue. Except for the endometrial ablation license agreement mentioned above all other license and royalty agreements were either assigned to CSAC in connection with the Asset Sale or terminated by the Company by December 8, 1999. Total royalty expense attributable to various license agreements amounted to approximately $207,000, $314,000, and $270,000 for fiscal 1999, 1998 and 1997, respectively.

BEI Medical Systems Company, Inc. and Subsidiaries
October 2, 1999

Note 13
Contingencies and Litigation

      From time to time, the Company may become involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. The Company is not currently involved in any material legal proceedings.

Note 14
Revenues

      Revenue from customers in foreign countries amounted to $1,441,000, $1,500,000 and $1,430,000 in fiscal 1999, 1998 and 1997, respectively. In fiscal
1999, 1998 and 1997, foreign revenue did not exceed 10% of consolidated revenue in any individual geographic area. All of the Company's revenues related to HTA products were to customers in foreign countries.

Note 15
Quarterly Results of Operations (Unaudited)

      The tables below present unaudited quarterly financial information for fiscal 1999 and 1998:

      dollars in thousands except per share amounts

                                                              Three months ended
      ----------------------------------------------------------------------------------------
                                                   Jan. 2,    Apr. 3,     Jul. 3,      Oct. 2,
                                                    1999       1999         1999        1999
      ----------------------------------------------------------------------------------------
      Revenue                                     $ 2,164     $ 2,001     $ 2,347     $ 1,907

      Gross profit                                    856         820         958         603

      Net loss                                    ($1,527)    ($1,654)    ($1,710)    ($2,018)

      Loss per common share, basic and diluted    ($ 0.20)    ($ 0.22)    ($ 0.23)    ($ 0.27)

      ----------------------------------------------------------------------------------------
                                                  Dec. 27,   Mar. 28,     Jun. 27,     Oct. 3,
                                                    1997       1998         1998        1998
      ----------------------------------------------------------------------------------------
      Revenue                                     $ 2,418     $ 2,535     $ 2,293     $ 2,405

      Gross profit                                    923       1,141         943       1,006

      Net loss                                    ($1,196)    ($1,151)    ($  977)    ($1,647)

      Loss per common share, basic and diluted    ($ 0.17)    ($ 0.16)    ($ 0.13)    ($ 0.22)

                         Report of Independent Auditors

The Board of Directors and Stockholders
BEI Medical Systems Company, Inc.

      We have audited the accompanying consolidated balance sheets of BEI Medical Systems Company, Inc. (formerly BEI Electronics, Inc.) as of October 2, 1999 and October 3, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BEI Medical Systems Company, Inc. at October 2, 1999 and October 3, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 2, 1999 in conformity with generally accepted accounting principles.


                                                       /s/ ERNST & YOUNG LLP

Hackensack, New Jersey
December 8, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Certain information with respect to directors and executive officers is set forth in Part I of this Report. Additional information required by this Item is incorporated herein by reference to the section entitled "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement related to the Company's 2000 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission (the "Definitive Proxy Statement").

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated herein by reference to the sections entitled "Executive Compensation" and "Certain Transactions" of the Definitive Proxy Statement.

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

                                                                                  Form 10-K
                                                                                 Page Number
(a)(1)  Index to Consolidated Financial Statements.

        The following Consolidated Financial Statements of BEI
        Medical Systems Company, Inc. are filed as part of this Form 10-K:

        Consolidated Balance Sheets -
           October 2, 1999 and October 3, 1998                                        39

        Consolidated Statements of Operations -
           Years ended October 2, 1999, October 3, 1998 and
           September 27, 1997                                                         40

        Consolidated Statements of Cash Flows -
           Years ended October 2, 1999, October 3, 1998 and
           September 27, 1997                                                         41

        Consolidated Statements of Stockholders' Equity -
           Years ended October 2, 1999, October 3, 1998 and
           September 27, 1997                                                         42

        Notes to Consolidated Financial Statements -
          October 2, 1999                                                             43

      Report of Independent Auditors                                                  58

(a)(2)  Index to Financial Statement Schedule.

        The following Consolidated Financial Statement Schedule of BEI
        Medical Systems Company, Inc. (formerly BEI Electronics, Inc.) for each of the years ended October 2, 1999, October 3, 1998 and September 27, 1997 is filed as part of this Form 10-K:

        Schedule II     Valuation and Qualifying Accounts                            S-1


                        Independent Auditors' Report                                 S-2

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

      (b) The Registrant did not file any reports in Form 8-K during its fiscal quarter ended October 2, 1999.

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

            4.1         Reference is made to exhibits 3.1, 3.2 and 3.3               (iii)

            4.2         Form of Rights Certificate                                   (iii)

            4.3         Summary of Rights to Purchase Preferred Shares               (iii)

           10.2  *      Registrant's Amended 1987 Stock Option Plan                   (iv)

          10.3    *     Standard option grant form used in
                        connection with Registrant's Amended 1987
                        Stock Option Plan.                                (v)

          10.6    *     Description of Management Incentive Bonus
                        Plan                                              (ii)

          10.8    *     Registrant's 1992 Restricted Stock Plan, as
                        amended                                           (iv)

          10.27         Rights Agreement dated June 30, 1997 between
                        the Registrant and ChaseMellon Shareholder
                        Services, LLC                                     (vi)

          10.28   *     Consulting Agreement between the Registrant
                        and Ralph Richart, M.D. dated as of March 1,     (vii)
                        1998

          10.29  *      Employment agreement between the Registrant
                        and Herbert H. Spoon dated February 27, 1998

          10.30  *      Severance Agreement between the Registrant
                        and Thomas W. Fry dated February 12, 1997        (vii)

          10.31         Amendment to Tax Allocation and Indemnity
                        Agreement dated December 15, 1998 between
                        the Registrant and BEI Technologies dated as
                        of September 26, 1997                            (vii)

          10.32         Asset Purchase Agreement between the
                        Registrant and CooperSurgical Acquisition
                        Corp. dated October 1, 1999, as amended on
                        November 2, 1999.                               (viii)

          10.33         Amendment No. 2 to the Asset Purchase
                        Agreement, dated as of December 7, 1999           (ix)

          10.34 Transition Agreement between the Registrant and CooperSurgical Acquisition Corp. dated December 8, 1999.

          10.35         Noncompetition Agreement between the
                        Registrant and CooperSurgical Acquisition
                        Corp. dated December 8, 1999.

          10.36  *      Employment Agreement between the Registrant
                        and Richard W. Turner dated October 7, 1999.

          10.37 Loan and Security Agreement between the Registrant and Transamerica Business Credit Corporation, and Streamlined Facility Agreement between the same parties, each dated May 6, 1999.

          10.38 Agreement of Lease between the Registrant and Hollister '97, L.L.C. for 100 Hollister Road, Teterboro, New Jersey facility, dated January 20, 1998.

          10.39*        Separation letter to Herbert H. Spoon dated
                        January 29, 1999.

          10.40         Nonqualified Deferred Compensation Plan
                        Trust Agreement between the Registrant and Merrill Lynch Trust, dated July 15, 1999.

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

(vii) Incorporated by reference. Previously filed as an exhibit to the Registrant's Report on Form 10-K, dated October 3, 1998.

(viii) Incorporated by reference. Previously filed as an exhibit to the Registrant's definitive proxy statement for the special meeting of stockholders held December 7, 1999 (0000929624-99-001921).

(ix) Incorporated by reference. Previously filed as an exhibit to the Registrant's Report on Form 8-K, dated December 22, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BEI MEDICAL SYSTEMS COMPANY, INC.


                                   By: /s/ Thomas W. Fry
                                       --------------------
                                   Thomas W. Fry
                                   Vice President of Finance and Administration, Secretary & Treasurer

                                   December 30, 1999

                                                                     SCHEDULE II

                        BEI MEDICAL SYSTEMS COMPANY, INC.
                                ----------------
                        VALUATION AND QUALIFYING ACCOUNTS

                                                        Column C
          Column A                  Column B            Additions             Column D       Column E
------------------------------    -----------   ------------------------     ----------     -----------
                                   Balance at   Charged to      Charged                       Balance
                                   Beginning     Costs and      to Other                    at End of
         Description               of Period     Expenses       Accounts     Deductions       Period
------------------------------    -----------   -----------    ---------     ----------     -----------
dollars in thousands

Year ended October 2, 1999:
---------------------------

Deducted from asset accounts:

Allowance for doubtful accounts     $  174        $   74            $           ($155)(C)     $   93

Valuation allowance for
    deferred tax assets              1,784         2,661(A)          --            --          4,445
                                    ------        ------           ----         -----         ------
    Total                           $1,958        $2,735            $--         ($155)        $4,538
                                    ======        ======           ====         =====         ======
 dollars in thousands

Year ended October 3, 1998:
---------------------------

Deducted from asset accounts:

Allowance for doubtful accounts     $  112        $   76            $--          ($14) (B)    $  174

Valuation allowance for
    deferred tax assets              1,784            --             --            --          1,784
                                    ------        ------           ----         -----         ------
    Total                           $1,896        $   76            $--          ($14)        $1,958
                                    ======        ======           ====         =====         ======
Year ended September 27, 1997:
------------------------------

Deducted from asset accounts:

Allowance for doubtful accounts     $  236        $   57            $--         ($181)(B)     $  112

Valuation allowance for
    deferred tax assets                929           855 (A)         --            --          1,784

Valuation allowance for
    discontinued operations            701            75            (94)         (682)            --
                                    ------        ------           ----         -----         ------
    Total                           $1,866        $  987           ($94)        ($863)        $1,896
                                    ======        ======           ====         =====         ======

      (A) Allowance adjustment resulting from evaluation of the realizability of the related deferred tax assets.
      (B)   Uncollectible accounts written off.
      (C) Includes adjustment based on allowance allocated to CSAC in the Asset Sale ($80,000) and uncollectible accounts written off ($75,000).

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
BEI Medical Systems Company, Inc.

      We have audited the consolidated financial statements of BEI Medical Systems Company, Inc. (formerly BEI Electronics, Inc.) as of October 2, 1999 and October 3, 1998, and for each of the three years in the period ended October 2, 1999, and have issued our report thereon dated December 8, 1999. Our audits also included the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                                        /s/ ERNST & YOUNG LLP

Hackensack, New Jersey
December 8, 1999

                                INDEX TO EXHIBITS

Exhibit
Number

10.34 Transition Agreement between the Registrant and CooperSurgical Acquisition Corp. dated December 8, 1999.

10.35 Noncompetition Agreement between the Registrant and CooperSurgical Acquisition Corp. dated December 8, 1999.

10.36* Employment Agreement between the Registrant and Richard W. Turner dated October 7, 1999.

10.37 Loan and Security Agreement between the Registrant and Transamerica Business Credit Corporation, and Streamlined Facility Agreement between the same parties, each dated May 6, 1999.

10.38 Agreement of Lease between the Registrant and Hollister '97, L.L.C. for 100 Hollister Road, Teterboro, New Jersey facility, dated January 20, 1998.

10.39*        Separation letter to Herbert H. Spoon dated January 29, 1999.

10.40 Nonqualified Deferred Compensation Plan Trust Agreement between the Registrant and Merrill Lynch Trust, dated July 15, 1999.

21.1          Subsidiaries of the Registrant

23.1 Consent of Independent Auditors (Reference is made to page 69 of the 10-K)

24.1          Power of Attorney (Reference is made to page 66 of the 10-K)

27.1          Financial Data Schedule