Form 10-Q
period 2000-01-01
BEI MEDICAL SYSTEMS CO INC /DE/
filed 2000-02-15
CIK 851478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 1, 2000 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

                         Commission file number 0-17885

                        BEI MEDICAL SYSTEMS COMPANY, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                                                71-0455756
------------------------                                     -------------------
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

                  Common Stock: $.001 Par Value, 7,685,521 shares as of February
            1, 2000


                                    --------

                                     INDEX

PART 1. FINANCIAL INFORMATION (Unaudited)                                   Page
                                                                            ----

Item 1. Financial Statements

            Condensed Consolidated Balance Sheets - January 1, 2000
              (unaudited) and October 2, 1999                                  3

            Condensed Consolidated Statements of Operations - Three
              Months Ended January 1, 2000 (unaudited) and January
              2, 1999 (unaudited)                                              4

            Condensed Consolidated Statements of Cash Flows - Three
              Months Ended January 1, 2000 (unaudited) and January
              2, 1999 (unaudited)                                              5

            Notes to Condensed Consolidated Financial Statements -
              January 1, 2000                                                  6

Item 2. Management's Discussion and Analysis of Financial Condition            7
         and Results of Operations

PART II. OTHER INFORMATION                                                    11

Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits
                  27.1 Financial Data Schedule

            (b)   Reports on Form 8-K

      SIGNATURES                                                              13


                                    --------

                              FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
BEI Medical Systems Company, Inc. and Subsidiaries

(dollars in thousands)                             January         October 2,
                                                   1, 2000            1999
                                                 (Unaudited)    (See note below)
--------------------------------------------------------------------------------
 ASSETS
 Current assets
   Cash and cash equivalents                         $9,467            $1,654
   Trade receivables, net                               228               338
   Inventories                                          293               339
   Refundable income taxes                              446               487
   Other current assets                                  63                68
   Net assets held for sale                              --             7,282
--------------------------------------------------------------------------------
 Total current assets                                10,497            10,168
   Property, plant and equipment, net                   288               423
   Tradenames, patents and other, net                   231               234
   Other assets                                         137               137
--------------------------------------------------------------------------------
 Total assets                                       $11,153           $10,962
================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Trade accounts payable                              $627              $536
   Accrued expenses and other liabilities             2,289             1,727
   Notes payable                                         --             1,000
--------------------------------------------------------------------------------
 Total current liabilities                            2,916             3,263
   Stockholders' equity                               8,237             7,699
--------------------------------------------------------------------------------
 Total liabilities and stockholders' equity         $11,153           $10,962
================================================================================
See notes to condensed consolidated financial statements.

Note: The balance sheet at October 2, 1999 has been derived from the audited consolidated balance sheet at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


                                    --------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

                                                       Three Months Ended
                                                    ----------------------------
(amounts in thousands except per share amounts)       January        January
                                                      1, 2000        2, 1999
--------------------------------------------------------------------------------
Revenues                                               $1,234        $2,164
Cost of revenues                                          824         1,308
--------------------------------------------------------------------------------
   Gross profit                                           410           856

Selling, general and administrative expenses            1,254         1,817
Research, development and related expenses                418           726
Gain on Asset Sale                                     (1,913)           --
--------------------------------------------------------------------------------
                                                         (241)        2,543
--------------------------------------------------------------------------------
   Income (loss) from operations                          651        (1,687)

Interest income                                            42            30
Interest expense                                          (50)           (4)
--------------------------------------------------------------------------------
   Income (loss) before income taxes and                  643        (1,661)
extraordinary item

Income tax benefit                                         --          (134)
--------------------------------------------------------------------------------
   Net income (loss) before extraordinary item            643        (1,527)

Extraordinary loss on extinguishment of debt             (130)           --
--------------------------------------------------------------------------------
   Net income (loss)                                     $513       ($1,527)
================================================================================

Income (loss) per Common Share

Income (loss) before extraordinary loss per common share

   Basic                                                $0.08        ($0.20)
================================================================================
   Diluted                                              $0.08        ($0.20)
================================================================================

Extraordinary loss on extinguishment of debt
   Basic                                               ($0.01)           --
================================================================================
   Diluted                                             ($0.02)           --
================================================================================

Net Income (loss) per common share
   Basic                                                $0.07        ($0.20)
================================================================================
   Diluted                                              $0.06        ($0.20)
================================================================================

Weighted average shares outstanding                     7,596         7,479
================================================================================

See notes to condensed consolidated financial statements.


                                    --------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
BEI Medical Systems Company, Inc. and Subsidiaries
 (Unaudited)

                                                         Three Months Ended
                                                       -------------------------
(dollars in thousands)                                   January     January
                                                         1, 2000     2, 1999
--------------------------------------------------------------------------------

Net cash provided by operating activities                 $1,855       $948

Cash flows from investing activities:

  Purchases of equipment                                      --        (15)
  Net proceeds from Asset Sale                             6,958         --
--------------------------------------------------------------------------------
Net cash provided by (used in) investing activities        6,958        (15)

Cash flows from financing activities:

  Proceeds from revolving credit note                        500         --
  Payments on long-term debt and revolving credit note    (1,500)       (21)
--------------------------------------------------------------------------------
Net cash provided by (used in) financing activities       (1,000)       (21)

--------------------------------------------------------------------------------
Net increase in cash and cash equivalents                  7,813        912

Cash and cash equivalents at beginning of period           1,654      3,504
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $9,467     $4,416
--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.


                                    --------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

January 1, 2000

Note 1
Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended October 2, 1999.

      The Asset Sale: On December 8, 1999, BEI completed the sale of a substantial portion of the assets of the Company to CooperSurgical Acquisition Corp., a Delaware corporation ("CSAC"), for approximately $10.5 million in cash, subject to post-closing adjustments, pursuant to an Asset Purchase Agreement, dated as of October 1, 1999, between the Company and CSAC, as amended (the "Asset Purchase Agreement") (the "Asset Sale"). The assets sold constitute a business of developing, manufacturing, marketing and servicing a broad array of advanced systems and devices for diagnostic and therapeutic procedures in the medical fields of gynecology and gastroenterology (the "Base Business"). Following the Asset Sale, the Company is focusing exclusively on developing a new therapeutic system, the Hydro ThermAblator(R) (the "HTA(R)") for treatment of excessive uterine bleeding.

      The cash consideration received at the closing of the Asset Sale was $10,538,000, subject to certain net post-closing adjustments estimated to be approximately $374,000 payable by the Company to CSAC reflecting lower than estimated amounts of accounts receivable and inventory as of the closing date. The consideration received by the Company also included the assumption of $331,000 of specified liabilities, the assumption of liabilities under certain contracts of the Company, and the forgiveness of royalty payments that may in the future have been owed by the Company to an affiliate of CSAC in an amount of up to $100,000. In addition, as a condition to the consummation of the Asset Sale, the Company entered into a noncompetition agreement with and for the benefit of CSAC for a period of five years.

      The Company recorded a net gain on the sale of the Base Business of approximately $1,913,000 from the Asset Sale. The key components of the gain are as follows:

          Dollars in thousands

          Proceeds                                                 $10,164(1)
          Less: estimated transaction costs                         (1,293)(2)
                                                                   -------
          Estimated net proceeds                                     8,871


                                    --------

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

January 1, 2000

          Less: net assets sold                                     (6,958)
                                                                   -------
          Gain on Asset Sale                                        $1,913
                                                                   =======

(1) Reflects proceeds from the Asset Sale received at closing of $10,538,000, less estimated post-closing adjustments of $374,000.

(2) Estimated transaction costs of $1,293,000 include estimated professional fees to be paid by BEI in connection with the Asset Sale ($524,000), employee bonuses related to completion of the Asset Sale ($186,000), estimated severance payments and other costs ($308,000), and the cost of products and services associated with the Transition Agreement to be provided to CSAC free of charge ($275,000).

      The net assets of the Base Business as of the closing on December 8, 1999 and as of October 2, 1999 are reflected in the table below. The net assets of the Base Business as of October 2, 1999, which totaled $7,282,000, are included in the accompanying condensed consolidated balance sheet as net assets held for sale:

      dollars in thousands                              December 8    October 2,
                                                           1999          1999
--------------------------------------------------------------------------------
      Trade receivables, net                                 $998        $1,179
      Inventories                                           1,764         1,827
      Property and equipment, net                              98           107
      Tradenames, patents and related assets, net           1,354         1,381
      Goodwill, net                                         3,075         3,113
      Less: trade accounts payable, accrued expenses
         and other assumed liabilities                       (331)         (325)
--------------------------------------------------------------------------------
         Net assets held for sale                          $6,958        $7,282
================================================================================

      The following unaudited pro forma statement of operations data has been prepared assuming the Asset Sale was completed as of October 3, 1998. The pro forma financial data is presented for illustrative purposes only and is not necessarily indicative of any future results of operations or the results that might have occurred if the Asset Sale had actually occurred on the indicated date.


                                    --------

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

January 1, 2000

Statement of Operations Data
(in thousands, except per share amounts)

                                                    Quarter Ended January 1, 2000            Quarter Ended January 2, 1999
                                                    -----------------------------            -----------------------------

                                                              Pro Forma     Pro Forma                  Pro Forma    Pro Forma as
                                                Historical   Adjustments   as Adjusted   Historical   Adjustments     Adjusted
                                                ----------   -----------   -----------   ----------   -----------     --------
Revenues .......................................   $1,234       $1,184(1)        $50       $2,164       $2,083(1)          $81
Cost of revenues ...............................      824          642(1)        182        1,308        1,048(1)          260
                                                  --------------------------------------------------------------------------------
Gross profit ...................................      410          542(1)       (132)(3)      856        1,035(1)         (179)(3)

Selling, general and administrative expenses
                                                    1,254          434(1)        820        1,817          948(1)          869
Research, development and related expenses
                                                      418           --           418          726           --             726
Gain on Asset Sale .............................   (1,913)      (1,913)           --           --           --              --
                                                  --------------------------------------------------------------------------------
                                                     (241)      (1,479)        1,238        2,543          948           1,595
                                                  --------------------------------------------------------------------------------
Income (loss) from operations ..................      651        2,021        (1,370)      (1,687)          87          (1,774)

   Interest income .............................       42           --            42           30           --              30
   Interest expense ............................      (50)         (50)(2)        --           (4)          --              (4)
                                                  --------------------------------------------------------------------------------
Income (loss) before income taxes and
   extraordinary item ..........................      643        1,971        (1,328)      (1,661)          87          (1,748)

   Income tax benefit ..........................       --           --            --         (134)          --            (134)
                                                  --------------------------------------------------------------------------------
Income (loss) before extraordinary item ........      643        1,971        (1,328)      (1,527)          87          (1,614)

Extraordinary loss on extinguishment of debt         (130)          --          (130)          --           --              --
                                                  --------------------------------------------------------------------------------
Net income (loss)                                    $513       $1,971       ($1,458)     ($1,527)         $87         ($1,614)
                                                  --------------------------------------------------------------------------------
Income (loss) per Common Share:
Income (loss) before extraordinary loss per
   common share
      Basic                                         $0.08                     ($0.17)      ($0.20)                      ($0.20)
                                                  --------------------------------------------------------------------------------
      Diluted                                       $0.08                     ($0.17)      ($0.20)                      ($0.20)
                                                  --------------------------------------------------------------------------------


                                    --------

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

January 1, 2000

Statement of Operations Data
(in thousands, except per share amounts)

Extraordinary loss on extinguishment of debt
      Basic                                        ($0.01)                    ($0.02)          --                           --
                                                  ================================================================================
      Diluted                                      ($0.02)                    ($0.02)          --                           --
                                                  ================================================================================
Net income (loss) per common share
      Basic                                         $0.07                     ($0.19)      ($0.20)                      ($0.20)
                                                  ================================================================================
      Diluted                                       $0.06                     ($0.19)      ($0.20)                      ($0.20)
                                                  ================================================================================
Weighted average shares outstanding                 7,596                      7,596        7,479                        7,479
                                                  ================================================================================

----------
(1) To give retroactive effect to the decrease in revenues and operating expenses estimated by the Company to be attributable to cessation of substantially all operating activities of the Company as a result of the Asset Sale, other than that which is required to support the ongoing development of its HTA product.

(2) To reflect a reduction in interest expense incurred related to the Transamerica Business Credit Corporation credit facility, assuming the application of proceeds from the Asset Sale to repay the outstanding indebtedness under this facility and financing charges on accounts receivable related to the Base Business.

(3) The negative gross margins for the first quarter of fiscal 2000 and the first quarter fiscal 1999 of $132,000 and $179,000, respectively, reflect direct product costs for the HTA business of $49,000 and $50,000, respectively, as well as pro forma allocations of $133,000 and $210,000, respectively, of fixed manufacturing overhead costs, which are projected to continue following the Asset Sale.

Note 2
Inventories

                                          January 1,              October 2,
 (dollars in thousands)                      2000                    1999
--------------------------------------------------------------------------------
Finished products                             $73                     $87
Work in process                               160                     118
Materials                                      60                     135
--------------------------------------------------------------------------------
Inventories                                  $293                    $339
--------------------------------------------------------------------------------

Note 3
Earnings (Loss) Per Share

    The following table sets forth the computation of basic and diluted earnings
(loss) per common share:

                                                            Three Months Ended
--------------------------------------------------------------------------------


                                    --------

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

January 1, 2000

Statement of Operations Data
(in thousands, except per share amounts)

    (amounts in thousands except per share amounts)       January 1,  January 2,
                                                             2000        1999
                        Numerator
                        ---------
Income (loss) before extraordinary item                        $643     ($1,527)
Extraordinary loss on extinguishment of debt                   (130)         --
                                                            -------     -------
Net income (loss) available to common stockholders             $513     ($1,527)
                                                            =======     =======

                       Denominator
                       -----------
Denominator for basic and diluted earnings per share --
  weighted average shares outstanding, net of nonvested
  restricted shares at January 1, 2000 and January 2,         7,596       7,479
  1999 -- 90,000 and 299,000, respectively.
Effect of dilutive securities:
  Employee stock options                                        329          --
                                                            -------     -------
Denominator for dilutive earnings per share - adjusted
  weighted-average shares and assumed conversions             7,925       7,479
                                                            =======     =======
   Basic and diluted earnings (loss) per share
   -------------------------------------------
Basic earnings (loss) per share                               $0.06      ($0.20)
                                                            =======     =======
Dilutive earnings (loss) per share                            $0.07      ($0.20)
                                                            =======     =======

      As a result of the net loss for the three months ended January 2, 1999, weighted average shares used in the calculation of basic and diluted loss per share are the same. Common stock equivalents are excluded from the loss per share for the three months ended January 2, 1999, because the effect would be anti-dilutive.

Note 4
Notes Payable

      The Company signed an agreement, effective as of May 7, 1999, with Transamerica Business Credit Corporation ("TBCC") to provide senior secured financing. TBCC provided the Company with a revolving credit facility under which the Company could from time to time borrow an aggregate amount not to exceed the lesser of $1,000,000 or an amount equal to 85% of the amount of the Company's eligible accounts receivable as defined in the agreement (the "Revolving Loan"). In addition to the Revolving Loan, TBCC provided the Company with a ("Term Loan") in the amount of $1,000,000 on May 7, 1999 bearing interest at a rate of 14.14%. On November 1, 1999, the Company borrowed $500,000 under the Revolving Loan. All borrowings under the TBCC agreement were collateralized by all of the assets of the Company.

      Concurrent with the above transaction, the Company provided TBCC with a seven-year warrant to purchase 92,308 shares of common stock at an initial exercise price of $1.625 per share, subject to adjustment. The warrant is


                                    --------

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

January 1, 2000

currently exercisable.

      As a result of the Asset Sale, both the Term Loan and the Revolving Loan were repaid in full on December 8, 1999 and all of the related agreements were terminated. Cancellation fees aggregating $85,000 were incurred in connection with such termination. Such fees, as well as the unamortized portion of the deferred financing fees for the debt of $45,000, have been reflected as an extraordinary loss in the accompanying condensed consolidated statement of operations.


                                    --------

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

January 1, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company's Form 10-K for the year ended October 2, 1999.

      The following discussion and analysis of the financial condition and results of operations reflect historical results both prior to and subsequent to the Asset Sale. The Asset Sale has had a significant impact upon the financial condition and results of operations of the Company, as both revenues and revenue generating assets have been significantly reduced (see Note 1 to Condensed Consolidated Financial Statements). The Company's product focus has become narrowed and dependent upon the successful completion of the FDA Phase III clinical trials involving the HTA and commercialization of the HTA technology. The cash proceeds of the Asset Sale have been and will be utilized by BEI: (i) to pay expenses associated with the Asset Sale in the approximate amount of $1,293,000; (ii) to repay the amounts outstanding to TBCC including interest and cancellation fees; (iii) as working capital to finance completion of the FDA Phase III clinical trials and initiate commercialization of the HTA product in the United States; and (iv) to fund BEI's ongoing operating expenses.

      The following table sets forth, for the fiscal periods indicated, the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statements of Operations.

                                                        Three Months Ended
                                                   -----------------------------
                                                    January 1,        January 2,
                                                       2000              1999
--------------------------------------------------------------------------------
Revenues                                               100.0%          100.0%
Cost of sales                                           66.8%           60.4%
--------------------------------------------------------------------------------
Gross profit                                            33.2%           39.6%

Selling, general and administrative expenses           101.6%           84.0%
Research, development and related expenses              33.9%           33.5%
Gain on Asset Sale                                    (155.0%)            --
--------------------------------------------------------------------------------
Income (loss) from operations                           52.8%          (78.0%)

Interest income                                          3.4%            1.4%
Interest expense                                        (4.1%)          (0.2%)
--------------------------------------------------------------------------------
Income (loss) before income taxes and                   52.1%          (76.8%)
 extraordinary item

Income tax benefit                                        --            (6.2%)
--------------------------------------------------------------------------------
Net income (loss) before extraordinary item             52.1%          (70.6%)


                                    --------

Extraordinary loss on extinguishment of debt           (10.5%)            --
--------------------------------------------------------------------------------
Net income (loss)                                       41.6%          (70.6%)
================================================================================

Three Months Ended January 1, 2000 and January 2, 1999

      Revenues for the three months ended January 1, 2000, were $1,234,000 a decrease of $930,000 from the comparable three month period of fiscal 1999. The lower revenue reflects the impact of the Asset Sale on December 8, 1999. Approximately 95.9% of the Company's revenues for the quarter ended January 1, 2000 were derived from products that were included in the Base Business sold to CSAC. As a result, the first quarter of fiscal year 2000 included revenues from the Base Business for approximately nine weeks compared to thirteen weeks in the comparable quarter of fiscal year 1999. International revenues from shipments to distributors of the Company's Hydro ThermAblator ("HTA") system for endometrial ablation declined to $50,000 in the first quarter of fiscal 2000 from $81,000 in the comparable quarter of fiscal 1999.

      Gross profit as a percentage of revenues declined to 33.2% in the first quarter of fiscal 2000 compared to 39.6% for the comparable quarter in fiscal 1999. The decline reflects the impact of the Asset Sale and the lower revenue, resulting in reduced absorption of fixed manufacturing overhead expenditures.

      Selling, general and administrative expenses declined $563,000 to $1,254,000 or 101.6% of revenues for the three months ended January 1, 2000 compared to $1,817,000 or 84.0% of revenues for the comparable period in fiscal 1999. The decline in expenses reflects lower sales and marketing costs ($515,000) resulting from the Asset Sale and the resulting reduction in revenues from the Base Business, lower administrative expenses ($107,000) and lower amortization of intangible assets ($79,000). These decreases were partially offset by the write down of certain fixed assets and accounts receivable to estimated carrying value following the Asset Sale ($139,000). The increase in the selling, general and administrative expenses as a percentage of revenue for the first quarter of fiscal year 2000 compared to the first quarter of fiscal year 1999 reflects the impact of the Asset Sale and the lower revenue on the fixed portion of selling, general and administrative expenditures.

      Research, development and related expenses were $418,000 or 33.9% of revenue in the first quarter of fiscal 2000 compared to $726,000 or 33.5% for the same period of fiscal 1999. The reduced spending resulted from the completion of the patient treatment portion of the HTA Phase III clinical trials in the United States in early August 1999, so the rate of spending required to support the clinical trials in fiscal 2000 has declined from the levels that were required during the patient treatment phase in fiscal 1999.

      The gain on asset sale reflects the closing of the Asset Sale on December 8, 1999. The Company is now focusing exclusively on developing its new therapeutic system, the Hydro ThermAblator, for treatment of excessive uterine bleeding. The cash consideration received at the closing of the Asset Sale was approximately $10,538,000, subject to certain net post-closing adjustments estimated to be approximately $374,000 payable by the Company to CSAC reflecting lower than estimated amounts of accounts receivable and inventory as of the closing date. The consideration received by the Company also included the assumption of $331,000 of specified liabilities, the assumption of liabilities under certain


                                    --------
contracts of the Company, and the forgiveness of royalty payments that may in the future have been owed by the Company to an affiliate of CSAC in an amount of up to $100,000. In addition, as a condition to the consummation of the Asset Sale, the Company entered into a noncompetition agreement with CSAC for a period of five years. See Note 1 to Condensed Consolidated Financial Statements for further information on the Asset Sale.

      Interest income increased to $42,000 in the three month period ended January 1, 2000 compared to $30,000 in the three month period ended January 2, 1999, as a result of higher average cash balances on hand during the quarter that reflected the investment of cash received from the Asset Sale.

      Interest expense increased to $50,000 or 4.1% in the first quarter of fiscal 2000 compared to $4,000 or 0.2% for the comparable quarter of fiscal 1999 as a result of the borrowings under the term note and related credit facility with TBCC, which the Company repaid in full on December 8, 1999, utilizing a portion of the proceeds of the Asset Sale.

      The Company recognized no income tax benefit for the three month period ended January 1, 2000 compared to $134,000 recognized in the comparable quarter of fiscal 1999. The income tax benefit in fiscal 1999 reflected the Company's ability to carryback losses and collect a refund against prior years' taxes paid on the earnings of previously discontinued operations. The amount of carryback available to the Company was limited to the taxes paid on earnings of the previous two fiscal years.

      There is no remaining carryback available to the Company after fiscal year 1999. The net operating losses from fiscal year 1999 and the first quarter of fiscal 2000 that cannot be carried back against prior years' earnings are approximately $4.8 million. The Company projects losses to continue in fiscal year 2000. These losses remain available to the Company on a carryforward basis to offset any future earnings, but they have been fully offset by a valuation allowance in the financial statements, as their future realization is uncertain.

      The extraordinary loss on extinguishment of debt reflects that as a result of the Asset Sale, both the Term Loan and the Revolving Loan with TBCC were repaid in full on December 8, 1999 (see Note 3 to Condensed Consolidated Financial Statements). Cancellation fees aggregating $85,000 were incurred in connection with such termination. Such fees, as well as the unamortized portion of the deferred financing fees for the debt of $45,000, have been reflected as an extraordinary loss in the accompanying condensed consolidated statement of operations.

Liquidity and Capital Resources

      The Company's capital requirements to complete the development and commercialization of the HTA depend on numerous factors including the timing and receipt of regulatory clearances and approvals, the resources required to initiate commercialization of the HTA in the United States and the extent the HTA gains market acceptance and sales. The timing and amount of such capital requirements cannot be predicted accurately. Consequently, although the Company believes that the net proceeds from the Asset Sale plus existing cash balances will provide adequate funding to meet the Company's capital requirements for the next eighteen months, there can be no assurance that the Company will not require


                                    --------
additional financing or that such additional financing, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. During first quarter of fiscal year 2000, cash used by operations was $1,855,000 due to the gain on the Asset Sale and the resulting net income for the period of $513,000, non cash charges of $202,000 and decreases in working capital of $1,140,000.

      Cash provided by investing activities during the first quarter of fiscal 2000 was $6,958,000 of proceeds from the Asset Sale.

      Cash provided by financing activities consisted of $500,000 from the Revolving Loan on November 1, 1999. Cash used in financing activities consisted of $1,500,000 to repay both the Revolving Loan and Term loan.

      TBCC provided the Company with the Revolving Loan under which the Company could from time to time borrow an aggregate amount not to exceed the lesser of $1,000,000 or an amount equal to 85% of the amount of the Company's eligible accounts receivable. In addition to the Revolving Loan, TBCC provided the Company with a Term Loan in the amount of $1,000,000 bearing interest at a rate of 14.14%. On November 1, 1999, the Company borrowed $500,000 under the Revolving Loan. All borrowings under the TBCC agreement were collateralized by all of the assets of the Company. As a result of the Asset Sale, both the Term Loan and the Revolving Loan were repaid in full on December 8, 1999 and all of the related agreements were terminated. For further information, see Note 3 to Condensed Consolidated Financial Statements.

      The Company had no material capital or other commitments as of January 1, 2000.

Year 2000 Compliance: Modification of Management Information Systems

      Due to concerns over the impact of the Year 2000 on computerized products and software, the Company conducted a project to determine its level of Year 2000 compliance and to upgrade systems as necessary. The Company and third parties with which the Company does business rely on numerous computer programs in their day-to-day operations. The Company's Year 2000 project was divided into the following major sections: infrastructure and applications software commonly referred to as "IT Systems", third party suppliers and customers commonly referred to as "External Agents", process control and instrumentation and Company products.

      IT Systems: The Company completed its assessment of Year 2000 compliance in fiscal year 1999. This analysis included such activities as order taking, billing, purchasing/accounts payable, general ledger/financial, and inventory. Extensive review of the Company's IT Systems resulted in some upgrading of systems. This effort has been successfully concluded. The Company is currently operating in calendar year 2000 and fiscal year 2000 and has not experienced any date-related problems.

      External Agents: The Company polled its External Agents to assess their Year 2000 readiness and evaluate the scope of the Company's exposure. Based upon the responses received, the Company is not aware of any External Agent with a Year 2000 issue that would materially impact the Company's business.


                                    --------

      Process Control and Instrumentation: This category includes such items as telephone systems, security systems, HVAC, copiers, FAX machines, production equipment, tools and other process systems. The Company has found no Year 2000 related issues and there has been no disruption in this area.

      Company Products. The Company believes that none of its products are date sensitive or required modification to be Year 2000 compliant.

      Conclusion: The Company currently believes that it has effectively identified and resolved all Year 2000 related issues. As noted above, the Company is currently operating in calendar year 2000 and fiscal year 2000 and has not experienced any date-related problems. However, if all of the Company's potential Year 2000 problems were not properly identified or if adequate assessment and realization are not timely effected with respect to Year 2000 problems, the Company's business could be harmed. Moreover, any Year 2000 problems facing the External Agents could also harm the Company's business.

Effects of Inflation

      Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.


                                    --------

                                    PART II.
                                OTHER INFORMATION

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

      Index to Exhibits

1.    Exhibits

                  27.1 Financial Data Schedule

      (b)   Reports on Form 8-K

            (i) Registrant filed a Form 8-K Report dated October 1, 1999 which consisted of Item 5, reporting on the Asset Purchase Agreement.

            (ii) Registrant filed a Form 8-K Report dated December 8, 1999 which consisted of Item 2, reporting on the Asset Sale. The Report incorporated by reference pro forma financial information from the Company's definitive proxy statement for its Special Meeting of Stockholders held on December 7, 1999 (0000929624-001921).


                                    --------

                                INDEX TO EXHIBITS

Exhibit
Number
------

27.1                        Financial Data Schedule


                                    --------

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 1999.

                                         BEI Medical Systems Company, Inc.


                                         By: /s/ Thomas W. Fry
                                             -----------------------------------
                                             Thomas W. Fry

                                             Vice President of Finance and
                                             Administration,
                                             Secretary and Treasurer

                                             (Chief Financial Officer)


                                    --------
                                       19