Form 10-Q
period 2000-04-01
BEI MEDICAL SYSTEMS CO INC /DE/
filed 2000-05-16
CIK 851478

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 1, 2000 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
      __________.

                         Commission file number 0-17885

                        BEI MEDICAL SYSTEMS COMPANY, INC.
             (Exact name of Registrant as specified in its charter)

        Delaware                                            71-0455756
------------------------                         -------------------------------
(State of incorporation)                         (I.R.S. Employer Identification
                                                               No.)

                               100 Hollister Road
                           Teterboro, New Jersey 07608
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (201) 727-4900
                         -------------------------------
                         (Registrant's telephone number)

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

        Common Stock: $.001 Par Value, 7,685,922 shares as of May 1, 2000


                                    --------

                                      INDEX

PART 1. FINANCIAL INFORMATION (Unaudited)                                   Page
                                                                            ----

Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets -- April 1, 2000
                (unaudited) and October 2, 1999                                3

              Condensed Consolidated Statements of Operations -
                Quarter and Six Months Ended April 1, 2000
                (unaudited) and April 3, 1999 (unaudited)                      4

              Condensed Consolidated Statements of Cash Flows --
                Six Months Ended April 1, 2000 (unaudited) and April 3,
                1999 (unaudited)                                               5

              Notes to Condensed Consolidated Financial Statements --
                April 1, 2000                                                  6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         11


PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

            (a)   Exhibits
                  27.1 Financial Data Schedule

            (b)   Reports on Form 8-K

          SIGNATURES                                                          17


                                    --------

                              FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
BEI Medical Systems Company, Inc. and Subsidiaries

(dollars in thousands)                              April 1,        October 2,
                                                     2000             1999
                                                  (Unaudited)   (See note below)
--------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                           $7,206             $1,654
  Trade receivables, net                                 124                338
  Inventories                                            449                339
  Refundable income taxes                                 86                487
  Other current assets                                   228                 68
  Net assets held for sale                                --              7,282
--------------------------------------------------------------------------------
Total current assets                                   8,093             10,168
  Property, plant and equipment, net                     266                423
  Tradenames, patents and other, net                     229                234
  Other assets                                           114                137
--------------------------------------------------------------------------------
Total assets                                          $8,702            $10,962
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Trade accounts payable                                $227               $536
  Accrued expenses and other liabilities               1,646              1,727
  Notes payable                                           --              1,000
--------------------------------------------------------------------------------
Total current liabilities                              1,873              3,263

  Stockholders' equity                                 6,829              7,699
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity            $8,702            $10,962
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


                                    --------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

                                                         Quarter Ended         Six Months Ended
                                                      -------------------    --------------------
(amounts in thousands except per share amounts)       April 1,   April 3,    April 1,    April 3,
                                                        2000       1999        2000        1999
-------------------------------------------------------------------------------------------------
Revenues                                                  $36     $2,001       $1,270     $4,165
Cost of revenues                                          224      1,181        1,048      2,489
-------------------------------------------------------------------------------------------------
   Gross profit (loss)                                   (188)       820          222      1,676

Selling, general and administrative expenses            1,033      1,728        2,287      3,545
Research, development and related expenses                309        857          727      1,583
Gain on Asset Sale                                         --         --       (1,913)        --
-------------------------------------------------------------------------------------------------
                                                        1,342      2,585        1,101      5,128
-------------------------------------------------------------------------------------------------
   Loss from operations                                (1,530)    (1,765)        (879)    (3,452)

Interest income                                            98         37          140         63
Interest expense                                           --         --          (50)         --
-------------------------------------------------------------------------------------------------
   Loss before income taxes and extraordinary item     (1,432)    (1,728)        (789)    (3,389)

Income tax benefit                                         --        (74)          --       (208)
-------------------------------------------------------------------------------------------------
   Net loss before extraordinary item                  (1,432)    (1,654)        (789)    (3,181)

Extraordinary loss on extinguishment of debt               --         --         (130)        --
-------------------------------------------------------------------------------------------------
   Net loss                                           ($1,432)   ($1,654)       ($919)   ($3,181)
=================================================================================================

   Loss per Common Share
   Loss before extraordinary loss per common
     share, basic and diluted                          ($0.19)    ($0.22)      ($0.10)    ($0.42)
=================================================================================================

   Extraordinary loss on extinguishment of debt,
     basic and diluted                                     --         --       ($0.02)        --
=================================================================================================

   Net loss per common share, basic and diluted        ($0.19)    ($0.22)      ($0.12)    ($0.42)
=================================================================================================

   Weighted average shares outstanding                  7,612      7,503        7,605      7,491
=================================================================================================

            See notes to condensed consolidated financial statements.


                                    --------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

                                                             Six Months Ended
                                                           ---------------------
(dollars in thousands)                                     April 1,     April 3,
                                                             2000         1999
--------------------------------------------------------------------------------

Net cash used in operating activities                      ($2,310)       ($681)

Cash flows from investing activities:
  Purchases of equipment                                        (9)         (22)
  Net proceeds from Asset Sale                               8,871           --
--------------------------------------------------------------------------------
Net cash provided by (used in) investing activities          8,862          (22)

Cash flows from financing activities:
  Proceeds from revolving credit note                          500           --
  Payments on long-term debt and revolving credit note      (1,500)         (21)
--------------------------------------------------------------------------------
Net cash used in financing activities                       (1,000)         (21)

--------------------------------------------------------------------------------
Net increase (decrease)  in cash and cash equivalents        5,552         (724)

Cash and cash equivalents at beginning of period             1,654        3,504
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $7,206       $2,780
================================================================================

            See notes to condensed consolidated financial statements.


                                    --------

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

April 1, 2000

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

      The Company recorded a net gain on the sale of the Base Business of approximately $1,913,000 from the Asset Sale. The key components of the gain are as follows:

Dollars in thousands
Proceeds                                                       $10,164(1)
Less: estimated transaction costs                               (1,293)(2)
                                                               -------
Estimated net proceeds                                           8,871
Less: net assets sold                                           (6,958)
                                                               -------
Gain on Asset Sale                                              $1,913
                                                               =======

(1) Reflects proceeds from the Asset Sale received at closing of $10,538,000, less estimated post-closing adjustments of $374,000.

(2) Transaction costs of $1,293,000 include estimated professional fees to be paid by BEI in connection with the Asset Sale ($524,000), employee bonuses related to completion of the Asset Sale ($186,000), estimated severance payments and other costs ($308,000), and the cost of products and services provided to CSAC free of charge ($275,000) pursuant to the Transition Agreement dated December 8, 1999 between the Company and CSAC.


                                    --------

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

April 1, 2000

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
================================================================================

      The following unaudited pro forma statements of operations data have been prepared assuming the Asset Sale was completed as of October 3, 1998. The pro forma financial data is presented for illustrative purposes only and is not necessarily indicative of any future results of operations or the results that might have occurred if the Asset Sale had actually occurred on the indicated date.

Statements of Operations Data
(in thousands, except per share amounts)

                                                       Quarter Ended April 1, 2000         Quarter Ended April 3, 1999
                                                       ---------------------------         ---------------------------
                                                                              Pro Forma                           Pro Forma
                                                              Pro Forma           as                  Pro Forma       as
                                                 Historical  Adjustments (3)   Adjusted  Historical  Adjustments   Adjusted
                                                 ----------  ---------------   --------  ----------  -----------   --------

Revenues .....................................        $36         --              $36      $2,001      $1,937(1)      $64
Cost of revenues .............................        224         --              224       1,181         948(1)      233
                                                  -----------------------------------------------------------------------
Gross profit .................................       (188)        --             (188)        820         989(1)     (169)(2)

Selling, general and administrative
   expenses ..................................      1,033         --            1,033       1,728         831(1)      897
Research, development and related
   expenses ..................................        309         --              309         857          --         857
                                                  -----------------------------------------------------------------------
                                                    1,342         --            1,342       2,585         831       1,754
                                                  -----------------------------------------------------------------------
Loss from operations .........................     (1,530)        --           (1,530)     (1,765)        158      (1,923)

Interest income ..............................         98         --               98          37          --          37
                                                  -----------------------------------------------------------------------
Loss before income taxes and
   extraordinary item ........................     (1,432)        --           (1,432)     (1,728)        158      (1,886)

Income tax benefit ...........................         --                          --         (74)         --         (74)
                                                  -----------------------------------------------------------------------
Net loss .....................................    ($1,432)        --          ($1,432)    ($1,654)       $158     ($1,812)
                                                  =======================================================================
Loss per Common Share:
Net loss per common share, basic and diluted .     ($0.19)                     ($0.19)     ($0.22)                 ($0.24)
                                                  =======================================================================

                                                  =======================================================================
Weighted average shares outstanding ..........      7,612                       7,612       7,503                   7,503
                                                  =======================================================================


                                    --------

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

April 1, 2000

----------
(1) To give retroactive effect to the decrease in revenues and operating expenses estimated by the Company to be attributable to cessation of substantially all operating activities of the Company as a result of the Asset Sale, other than that which is required to support the ongoing development of its HTA product.

(2) The negative gross margin for the second quarter of fiscal 1999 of $169,000 reflects direct product costs for the HTA business of $61,000 as well as pro forma allocations of $172,000 of fixed manufacturing overhead costs, which were projected to continue following the Asset Sale.

(3) The Asset Sale was completed on December 8, 1999, therefore no proforma adjustments are required for the quarter ended April 1, 2000.

                                                  Six Months Ended April 1, 2000      Six Months Ended April 3, 1999
                                                  ------------------------------      ------------------------------
                                                                          Pro Forma                           Pro Forma
                                                              Pro Forma      as                   Pro Forma       as
                                                 Historical  Adjustments   Adjusted  Historical  Adjustments   Adjusted
                                                 ----------  -----------   --------  ----------  -----------   --------

Revenues .....................................     $1,270     $1,184(1)       $86      $4,165      $4,020        $145
Cost of revenues .............................      1,048        642(1)       406       2,489       1,996         493
                                                  -------------------------------------------------------------------
Gross profit .................................        222        542(1)      (320)(3)   1,676       2,024        (348)(3)

Selling, general and administrative
   expenses ..................................      2,287        434(1)     1,853       3,545       1,779       1,766
Research, development and related
   expenses ..................................        727         --          727       1,583          --       1,583
Gain on Asset Sale ...........................     (1,913)    (1,913)          --          --          --          --
                                                  -------------------------------------------------------------------
                                                    1,101     (1,479)       2,580       5,128       1,779       3,349
                                                  -------------------------------------------------------------------
Loss from operations .........................       (879)     2,021       (2,900)     (3,452)        245      (3,697)

   Interest income ...........................        140         --          140          63          (4)         67
   Interest expense ..........................         50        (50)(2)       --          --          --          --
                                                  -------------------------------------------------------------------
Loss before income taxes and
   extraordinary item                                (789)     1,971       (2,760)     (3,389)        241      (3,630)

   Income tax benefit ........................         --         --           --        (208)         --        (208)
                                                  -------------------------------------------------------------------
Loss before extraordinary item ...............       (789)     1,971       (2,760)     (3,181)        241      (3,422)
Extraordinary loss on extinguishment of
   debt ......................................       (130)        --         (130)         --          --          --
                                                  -------------------------------------------------------------------
Net loss .....................................      ($919)    $1,971      ($2,890)    ($3,181)       $241     ($3,422)
                                                  ===================================================================
Loss per Common Share:
Loss before extraordinary loss
   per common share, basic and diluted .......     ($0.10)                 ($0.36)     ($0.42)                 ($0.46)
                                                  ===================================================================
Extraordinary loss on extinguishment
   of debt, basic and diluted ................     ($0.02)                 ($0.02)         --                      --
                                                  ===================================================================
Net loss per common share,
   basic and diluted .........................     ($0.12)                 ($0.38)     ($0.42)                 ($0.46)
                                                  ===================================================================
Weighted average shares outstanding ..........      7,605                   7,605       7,491                   7,491
                                                  ===================================================================


                                    --------

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

April 1, 2000

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

(3) The negative gross margin for the six month period ended April 1, 2000, of $320,000, reflects direct product costs and fixed manufacturing costs for the HTA business of $273,000, as well as pro forma allocation of $133,000 of fixed manufacturing overhead costs from the first quarter of fiscal year 2000 prior to the Asset Sale, which were projected to continue following the Asset Sale. The negative gross margins for the six month period ended April 3, 1999, of $348,000, reflects direct product costs for the HTA business of $111,000, as well as pro forma allocation of $382,000 of fixed manufacturing overhead costs, which were projected to continue following the Asset Sale.

Note 2
Inventories

                                                     April 1,         October 2,
 (dollars in thousands)                                2000               1999
--------------------------------------------------------------------------------
Finished products                                        $58                $87
Work in process                                          230                118
Materials                                                161                134
--------------------------------------------------------------------------------
Inventories                                             $449               $339
================================================================================

Note 3
Earnings (Loss) Per Share

      As a result of the net loss for all periods presented, weighted average shares used in the calculation of basic and diluted loss per share are the same. Weighted shares excluded unvested restricted stock, which amounted to 73,000 and 184,000 shares at April 1, 2000, and April 3, 1999, respectively. Common stock equivalents are excluded from loss per share for all periods presented because the effect would be anti-dilutive.

Note 4
Notes Payable

      The Company signed an agreement, effective as of May 7, 1999, with Transamerica Business Credit Corporation ("TBCC") to provide senior secured financing. TBCC provided the Company with a revolving credit facility under which the Company could from time to time borrow an aggregate amount not to exceed the lesser of $1,000,000 or an amount equal to 85% of the amount of the Company's eligible accounts receivable as defined in the agreement (the "Revolving Loan"). In addition to the Revolving Loan, TBCC provided the Company with a term loan (the "Term Loan") in the amount of $1,000,000 on May 7, 1999 bearing interest at a rate of 14.14%. On November 1, 1999, the Company borrowed $500,000 under the Revolving Loan. All borrowings under the TBCC agreement were collateralized by all of the assets of


                                    --------

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

April 1, 2000

the Company.

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

Three Months Ended April 1, 2000 and April 3, 1999

      Revenues for the three months ended April 1, 2000, were $36,000, a decrease of $1,965,000 from the comparable three month period of fiscal 1999. The lower revenue reflects the impact of the Asset Sale on December 8, 1999. Approximately 96.8% of the Company's revenues for the quarter ended April 3, 1999, were derived from products that were included in the Base Business sold to CSAC. International revenues from shipments to distributors of the Company's HTA system for endometrial ablation declined to $36,000 in the second quarter of fiscal 2000 from $64,000 in the comparable quarter of fiscal 1999. The higher revenue in fiscal 1999 reflects shipments to international distributors of instrumentation primarily for use in clinical demonstrations and symposia and represents limited commercial shipments to private health care services and end-users that were not repeated in fiscal 2000.

      Gross profit was negative $188,000 for the three months ended April 1, 2000, reflecting the absorption of fixed manufacturing overhead expenditures combined with the lower revenue. The decline in gross profit compared to the second quarter of fiscal 1999 reflects the impact of the Asset Sale.

      Selling, general and administrative expenses declined $695,000 to $1,033,000 for the three months ended April 1, 2000 compared to $1,728,000 for the comparable period in fiscal 1999. The decline in expenses reflects lower sales and marketing costs of $600,000 due to reductions in personnel and related employee benefit costs, lower sales commissions plus reduced marketing expenditures following the Asset Sale and lower charges for the amortization of intangible assets of $105,000 following the transfer of intangible assets to CSAC as part of the Asset Sale.

      Research, development and related expenses were $309,000, a decline of $548,000 from the comparable period of fiscal 1999. The reduced spending resulted from the completion of the patient treatment portion of the HTA Phase III clinical trials in the United States in early August 1999, so the rate of spending required to support the clinical trials in fiscal 2000 has declined from the levels that were required during the patient treatment phase in fiscal 1999.

      Interest income increased to $98,000 in the three month period ended April 1, 2000 compared to $37,000 in the three month period ended April 3, 1999, as a result of higher average cash balances on hand during the quarter which reflected the investment of cash received from the Asset Sale.

      The Company recognized no income tax benefit for the three month period ended April 1, 2000 compared to $74,000 recognized in the comparable quarter of fiscal 1999. The income tax benefit in fiscal 1999 reflected the Company's ability to carryback losses and collect a refund against prior years' taxes


                                    --------
paid on the earnings of previously discontinued operations. The amount of carryback available to the Company was limited to the taxes paid on earnings of the previous two fiscal years.

      There is no remaining carryback available to the Company after fiscal year 1999. The Company projects losses to continue in fiscal year 2000. These losses remain available to the Company on a carryforward basis to offset any future earnings, but they have been fully offset by a valuation allowance in the financial statements, as their future realization is uncertain.

Six Months Ended April 1, 2000 and April 3, 1999

      Revenues for the six month period ended April 1, 2000, were $1,270,000, a decrease of $2,895,000 from the comparable six month period of fiscal 1999. The lower revenue reflects the impact of the Asset Sale on December 8, 1999. Approximately 96.5% of the Company's revenues for the period ended April 3, 1999 were derived from products that were included in the Base Business sold to CSAC. The six month period of fiscal year 2000 included revenues from the Base Business for approximately nine weeks compared to twenty-six weeks in the comparable period of fiscal year 1999. International revenues from shipments to distributors of the Company's HTA system for endometrial ablation declined to $86,000 in the first six months of fiscal 2000 from $145,000 in the comparable period of fiscal 1999. The higher revenue in fiscal 1999 reflects shipments to international distributors of instrumentation primarily for use in clinical demonstrations and symposia and represents limited commercial shipments to private health care services and end-users that were not repeated in fiscal 2000.

      Gross profit as a percentage of revenues declined to 17.5% in the first six months of fiscal 2000 compared to 40.2% for the comparable period in fiscal 1999. The decline reflects the impact of the Asset Sale and the lower revenue, resulting in reduced absorption of fixed manufacturing overhead expenditures.

      Selling, general and administrative expenses declined $1,258,000 to $2,287,000 for the six month period ended April 1, 2000 compared to $3,545,000 for the comparable period in fiscal 1999. The decline in expenses reflects lower sales and marketing costs ($1,115,000) resulting from the Asset Sale and the resulting reduction in revenue related expenditures for personnel, employee benefits, commissions and other marketing costs, lower administrative expenses ($98,000) and lower amortization of intangible assets ($184,000). These decreases were partially offset by the write down of the carrying value certain fixed assets and accounts receivable to their estimated net realizable value following the Asset Sale ($139,000). The increase in the selling, general and administrative expenses as a percentage of revenue for the first six months of fiscal year 2000 compared to the first six months of fiscal year 1999 reflects the impact of the Asset Sale and the lower revenue on the fixed portion of selling, general and administrative expenditures.

      Research, development and related expenses were $727,000 in the first six months of fiscal 2000 compared to $1,583,000 for the same period of fiscal 1999. The reduced spending resulted from the completion of the patient treatment portion of the HTA Phase III clinical trials in the United States in early August 1999, so the rate of spending required to support the clinical trials in fiscal 2000 has declined from the levels that were required during the patient treatment phase in fiscal 1999.

      The gain on asset sale reflects the closing of the Asset Sale on December 8, 1999. The Company is now focusing exclusively on developing its new therapeutic system, the HTA, for treatment of excessive uterine bleeding. The cash consideration received at the closing of the Asset Sale was approximately $10,538,000, subject to certain net post-closing adjustments estimated to be approximately $374,000 payable by the Company to CSAC reflecting lower than estimated amounts of accounts receivable and inventory as of the closing date. The consideration received by the Company also included the assumption of $331,000 of specified liabilities, the assumption of liabilities under certain contracts of the Company, and the forgiveness of royalty payments that may in the future have been owed by the Company to an affiliate of CSAC in an amount of up to $100,000. In addition, as a condition to the consummation of the Asset Sale, the Company entered into a noncompetition agreement with CSAC for a period of five years. See Note 1 to Condensed Consolidated Financial Statements for further information on the Asset Sale.


                                    --------

      Interest income increased to $140,000 in the six month period ended April 1, 2000 compared to $63,000 in the six month period ended April 3, 1999, as a result of higher average cash balances on hand during the period which reflected the investment of cash received from the Asset Sale.

      Interest expense increased to $50,000 in fiscal 2000 compared to zero for the comparable period of fiscal 1999 as a result of the borrowings under the Revolving Loan and the Term Loan and related credit facility with TBCC, which the Company repaid in full on December 8, 1999, utilizing a portion of the proceeds of the Asset Sale.

      The Company recognized no income tax benefit for the six month period ended April 1, 2000 compared to $208,000 recognized in the comparable period of fiscal 1999. The income tax benefit in fiscal 1999 reflected the Company's ability to carryback losses and collect a refund against prior years' taxes paid on the earnings of previously discontinued operations. The amount of carryback available to the Company was limited to the taxes paid on earnings of the previous two fiscal years.

      There is no remaining carryback available to the Company after fiscal year 1999. The net operating losses from fiscal year 1999 and the first six months of fiscal 2000 that cannot be carried back against prior years' earnings are approximately $7.5 million. The Company projects losses to continue in fiscal year 2000. These losses remain available to the Company on a carryforward basis to offset any future earnings, but they have been fully offset by a valuation allowance in the financial statements, as their future realization is uncertain.

      The extraordinary loss on extinguishment of debt reflects that as a result of the Asset Sale, both the Term Loan and the Revolving Loan were repaid in full on December 8, 1999 (see Note 3 to Condensed Consolidated Financial Statements). Cancellation fees aggregating $85,000 were incurred in connection with such termination. Such fees, as well as the unamortized portion of the deferred financing fees for the debt of $45,000, have been reflected as an extraordinary loss in the accompanying condensed consolidated statements of operations.

Liquidity and Capital Resources

      The Company's capital requirements to complete the development and commercialization of the HTA depend on numerous factors including the timing and receipt of regulatory clearances and approvals, the resources required to initiate commercialization of the HTA in the United States and the extent the HTA gains market acceptance and sales. The timing and amount of such capital requirements cannot be predicted accurately. Consequently, although the Company believes that the net proceeds from the Asset Sale plus existing cash balances will provide adequate funding to meet the Company's capital requirements for the next fifteen months, there can be no assurance that the Company will not require additional financing or that such additional financing, if needed, will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. During the first six months of fiscal year 2000, cash used by operations was $2,310,000 due to the net loss for the period of $919,000 plus the gain on the Asset Sale of $1,913,000 partially offset by noncash charges of $267,000 and decreases in working capital of $255,000.

      Cash provided by investing activities during the first six months of fiscal 2000 was $8,862,000, reflecting $8,871,000 of proceeds from the Asset Sale partially offset by purchases of plant and equipment of $9,000.

      Cash provided by financing activities during the first six months of fiscal year 2000 consisted of $500,000 from the Revolving Loan on November 1, 1999. Cash used in financing activities for this period consisted of $1,500,000 to repay both the Revolving Loan and Term Loan. For further information, see
Note 3 to Condensed Consolidated Financial Statements.

      The Company had no material capital or other commitments as of April 1, 2000.


                                    --------

                                    PART II.
                                OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

      1. The Annual Meeting of Stockholders of the Company (the "Meeting") was held on March 21, 2000. At the meeting, Richard W. Turner and Gary D. Wrench were elected as directors of the Company for a three-year term expiring at the Company's 2003 Annual Meeting. They were elected by a vote of 7,336,789 votes in favor and 7,513 votes withheld for Richard W. Turner and 7,340,063 votes in favor and 4,239 votes withheld for Gary D. Wrench.

            In addition, the following directors continued in office: Lawrence
            A. Wan (until the Company's 2001 Annual Meeting), Charles Crocker and Ralph M. Richart (until the Company's 2002 Annual Meeting).

      2. The other matters presented at the Meeting and the votes of the stockholders with respect thereto are as follows:

            The selection of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending September 30, 2000 was ratified with 7,337,197 votes in favor, 1,538 against and 5,567 abstentions.

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      Index to Exhibits

      Exhibits

      (a)   27.1   Financial Data Schedule

      (b)   Report on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended April 1, 2000.


                                    --------

                                INDEX TO EXHIBITS

Exhibit
Number
------

27.1              Financial Data Schedule


                                    --------

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 16, 1999.

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


                                    --------
                                       17