Form 10-Q
period 2000-07-01
BEI MEDICAL SYSTEMS CO INC /DE/
filed 2000-08-15
CIK 851478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 1, 2000 or

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition  period from        to        .
                                                             -------    -------



                         Commission file number 0-17885

                        BEI MEDICAL SYSTEMS COMPANY, INC.

             (Exact name of Registrant as specified in its charter)



                Delaware                             71-0455756
     -------------------------------    ---------------------------------------
        (State of incorporation)          (I.R.S. Employer Identification No.)




                               100 Hollister Road
                           Teterboro, New Jersey 07608
                           ---------------------------
                    (Address of principal executive offices)


                                 (201) 727-4900
                               ------------------
                         (Registrant's telephone number)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       ----    ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Common Stock:  $.001 Par Value, 7,685,922 shares as of
             August 1, 2000

                                 INDEX

PART 1.      FINANCIAL INFORMATION                                          Page
                                                                            ----

Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets -- July 1,
                 2000 (unaudited) and October 2, 1999                        3

               Condensed Consolidated Statements of Operations --
                 Quarter and Nine months Ended July 1, 2000
                 (unaudited) and July 3, 1999 (unaudited)                    4

               Condensed Consolidated Statements of Cash Flows --
                 Nine months Ended July 1, 2000 (unaudited) and
                 July 3, 1999 (unaudited)                                    5

               Notes to Condensed Consolidated Financial
                 Statements -- July 1, 2000                                  6

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            11

PART II.     OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 15

               (a)        Exhibits
                          27.1 Financial Data Schedule

               (b)        Reports on Form 8-K


            SIGNATURES                                                      17

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
BEI Medical Systems Company, Inc. and Subsidiaries

(dollars in thousands)                                                     July 1,                 October 2,
                                                                            2000                      1999
                                                                        (Unaudited)             (See note below)
---------------------------------------------------------------------------------------------------------------
 ASSETS

 Current assets

   Cash and cash equivalents                                                 $5,960                     $1,654
   Trade receivables, net                                                        43                        338
   Inventories                                                                  460                        339
   Refundable income taxes                                                       86                        487
   Other current assets                                                         108                         68
   Net assets held for sale                                                      --                      7,282
---------------------------------------------------------------------------------------------------------------
 Total current assets                                                         6,657                     10,168
   Property, plant and equipment, net                                           179                        423
   Tradenames, patents and other, net                                           183                        234
   Other assets                                                                 114                        137
---------------------------------------------------------------------------------------------------------------
 Total assets                                                                $7,133                    $10,962
===============================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities

   Trade accounts payable                                                      $470                       $536
   Accrued expenses and other liabilities                                     1,131                      1,727
   Notes payable                                                                 --                      1,000
---------------------------------------------------------------------------------------------------------------
 Total current liabilities                                                    1,601                      3,263
 Stockholders' equity                                                         5,532                      7,699
---------------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                                  $7,133                    $10,962
===============================================================================================================

See notes to condensed consolidated financial statements.

Note: The balance sheet at October 2, 1999 has been derived from the audited consolidated balance sheet at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

                                                                     Quarter Ended                  Nine months Ended
                                                            -------------------------------   ------------------------------
   (amounts in thousands except per                              July 1,        July 3,           July 1,         July 3,
     share amounts)                                               2000            1999              2000            1999
----------------------------------------------------------------------------------------------------------------------------

   Revenues                                                         $43          $2,347            $1,313         $6,512
   Cost of revenues                                                 226           1,389             1,274          3,878
----------------------------------------------------------------------------------------------------------------------------
      Gross profit (loss)                                          (183)            958                39          2,634

   Selling, general and administrative expenses                     951           1,869             3,238          5,414
   Research, development and related expenses                       553             902             1,280          2,485
   Gain on Asset Sale                                                --              --            (1,913)            --
----------------------------------------------------------------------------------------------------------------------------
                                                                  1,504           2,771             2,605          7,899
----------------------------------------------------------------------------------------------------------------------------
      Loss from operations                                       (1,687)         (1,813)           (2,566)        (5,265)

   Interest income                                                   87              25               227             88
   Interest expense                                                  --             (29)              (50)           (29)
----------------------------------------------------------------------------------------------------------------------------
      Loss before income taxes and extraordinary item            (1,600)         (1,817)           (2,389)        (5,206)

   Income tax benefit                                              (299)           (107)             (299)          (315)
----------------------------------------------------------------------------------------------------------------------------
      Net loss before extraordinary item                         (1,301)         (1,710)           (2,090)        (4,891)

   Extraordinary loss on extinguishment of debt                      --              --              (130)            --
----------------------------------------------------------------------------------------------------------------------------
      Net loss                                                  ($1,301)        ($1,710)          ($2,220)       ($4,891)
============================================================================================================================


   Loss per Common Share

   Loss before extraordinary loss per common share, basic
     and diluted                                                 ($0.17)         ($0.23)           ($0.27)        ($0.65)

   Extraordinary loss on extinguishment of debt, basic and
     diluted                                                      --              --               ($0.02)         --
----------------------------------------------------------------------------------------------------------------------------

   Net loss per common share, basic and diluted                  ($0.17)         ($0.23)           ($0.29)        ($0.65)
============================================================================================================================

   Weighted average shares outstanding                            7,622           7,540             7,611          7,497
============================================================================================================================

     See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
BEI Medical Systems Company, Inc. and Subsidiaries
 (Unaudited)

                                                                                       Nine months Ended
                                                                         -----------------------------------------
(dollars in thousands)                                                      July 1, 2000            July 3, 1999
------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                          ($3,549)              ($2,042)

Cash flows from investing activities:

  Purchases of equipment                                                           (16)                  (12)
  Net proceeds from Asset Sale                                                   8,871                    --
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                              8,855                   (12)

Cash flows from financing activities:

  Proceeds from revolving credit note                                              500                    --
  Proceeds from long-term borrowings                                                --                 1,000
  Payments on long-term debt and revolving credit note                          (1,500)                  (21)
------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                           (1,000)                  979

------------------------------------------------------------------------------------------------------------------
Net increase (decrease)  in cash and cash equivalents                            4,306                (1,075)

Cash and cash equivalents at beginning of period                                 1,654                 3,504
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $5,960                $2,429
==================================================================================================================

     See notes to condensed consolidated financial statements.

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

July 1, 2000


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

     The Company recorded a net gain on the sale of the Base Business of approximately $1,913,000. The key components of the gain are as follows:

         Dollars in thousands

         Proceeds                                     $10,164(1)
         Less: estimated transaction costs             (1,293)(2)
                                                   -----------------
         Estimated net proceeds                         8,871
         Less: net assets sold                         (6,958)
                                                   -----------------
         Gain on Asset Sale                            $1,913
                                                   =================

(1) Reflects proceeds from the Asset Sale received at closing of $10,538,000, less estimated post-closing adjustments of $374,000.

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

July 1, 2000


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

     The net assets of the Base Business as of the closing on December 8, 1999 and as of October 2, 1999 are reflected in the table below. The net assets of the Base Business as of October 2, 1999, which totaled $7,282,000, are included in the accompanying condensed consolidated balance sheet as net assets held for sale:

          dollars in thousands                                                        December 8, 1999  October 2, 1999
     -------------------------------------------------------------------------------------------------------------------
          Trade receivables, net                                                              $998           $1,179
          Inventories                                                                        1,764            1,827
          Property and equipment, net                                                           98              107
          Tradenames, patents and related assets, net                                        1,354            1,381
          Goodwill, net                                                                      3,075            3,113
          Less: trade accounts payable, accrued expenses and other assumed
                liabilities                                                                   (331)            (325)
     -------------------------------------------------------------------------------------------------------------------
             Net assets held for sale                                                       $6,958           $7,282
     ===================================================================================================================

     The following unaudited pro forma statements of operations data have been prepared assuming the Asset Sale was completed as of October 3, 1998. The pro forma financial data is presented for illustrative purposes only and is not necessarily indicative of any future results of operations or the results that might have occurred if the Asset Sale had actually occurred on the indicated date.

Statements of Operations Data
(in thousands, except per share amounts)

                                                       Quarter Ended July 1, 2000            Quarter Ended July 3, 1999
                                                       --------------------------            --------------------------
                                                                Pro Forma     Pro Forma                 Pro Forma   Pro Forma
                                                  Historical  Adjustments(4)  as Adjusted  Historical  Adjustments as Adjusted
                                                  ----------  --------------  -----------  ----------  ----------- -----------

Revenues...................................              $43          --         $43         $2,347    $2,232(1)    $115
Cost of revenues...........................              226          --         226          1,389     1,133(1)     256
                                                   -------------------------------------------------------------------------
Gross profit...............................             (183)         --        (183)           958     1,099(1)    (141)(3)

Selling, general and administrative expenses             951          --         951          1,869       806(1)   1,063
Research, development and related
  expenses.................................              553          --         553            902        --        902
                                                   -------------------------------------------------------------------------
                                                       1,504          --       1,504          2,771       806      1,965
                                                   -------------------------------------------------------------------------
Loss from operations.......................           (1,687)         --      (1,687)        (1,813)      293     (2,106)

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

July 1, 2000



Interest income............................               87          --          87             25        --         25
Interest expense...........................               --          --          --            (29)      (29)(2)     --
                                                   -------------------------------------------------------------------------
Loss before income taxes and extraordinary
  item.....................................           (1,600)         --      (1,600)        (1,817)      264     (2,081)

Income tax benefit.........................             (299)                   (299)          (107)       --       (107)
                                                   -------------------------------------------------------------------------
Net loss ..................................          ($1,301)         --     ($1,301)       ($1,710)     $264    ($1,974)
                                                   =========================================================================

Loss per Common Share:
Net loss per common share, basic and diluted          ($0.17)                 ($0.17)        ($0.23)              ($0.26)
                                                   =========================================================================

Weighted average shares outstanding........            7,622                   7,622          7,540                7,540
                                                   =========================================================================

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

(3) The negative gross margin for the third quarter of fiscal 1999 of $141,000 reflects direct product costs for the HTA business of $83,000 as well as pro forma allocations of $173,000 of fixed manufacturing overhead costs, which were projected to continue following the Asset Sale.

(4) The Asset Sale was completed on December 8, 1999, therefore no proforma adjustments are required for the quarter ended July 1, 2000.

                                                     Nine months Ended July 1, 2000        Nine months Ended July 3, 1999
                                                   ----------------------------------   -----------------------------------
                                                                Pro Forma   Pro Forma                Pro Forma   Pro Forma
                                                   Historical  Adjustments as Adjusted  Historical  Adjustments as Adjusted
                                                   ----------  ----------- -----------  ----------  ----------- -----------


Revenues...................................             $1,313   $1,184(1)     $129          $6,512    $6,252(1)    $260
Cost of revenues...........................              1,274      642(1)      632           3,878     3,129(1)     749
                                                   -------------------------------------------------------------------------
Gross profit...............................                 39      542(1)     (503)(3)       2,634     3,123(1)    (489)(3)

Selling, general and administrative expenses             3,238      434(1)    2,804           5,414     2,585(1)   2,829
Research, development and related
  expenses.................................              1,280       --       1,280           2,485        --      2,485

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

July 1, 2000


Gain on Asset Sale.........................             (1,913)  (1,913)         --              --        --         --
                                                   -------------------------------------------------------------------------
                                                         2,605   (1,479)      4,084           7,899     2,585      5,314
                                                   -------------------------------------------------------------------------
Loss from operations.......................             (2,566)   2,021      (4,587)         (5,265)      538     (5,803)

   Interest income.........................                227       --         227              88                   88
   Interest expense........................                (50)     (50)(2)      --             (29)      (29)(2)     --
                                                   -------------------------------------------------------------------------
Loss before income taxes and extraordinary
  item.....................................             (2,389)   1,971      (4,360)         (5,206)      509     (5,715)

   Income tax benefit......................               (299)      --        (299)           (315)       --       (315)
                                                   -------------------------------------------------------------------------
Loss before extraordinary item.............             (2,090)   1,971      (4,061)         (4,891)      509     (5,400)
Extraordinary loss on extinguishment of
  debt.....................................               (130)      --        (130)             --        --         --
                                                   -------------------------------------------------------------------------
Net loss ..................................            ($2,220)  $1,971     ($4,191)        ($4,891)     $509    ($5,400)
                                                   =========================================================================

Loss per Common Share:
Loss before extraordinary loss per common share,
   basic and diluted.......................             ($0.27)              ($0.53)         ($0.65)              ($0.72)
Extraordinary loss on extinguishment of debt,
   basic and diluted.......................             ($0.02)              ($0.02)             --                   --
                                                   -------------------------------------------------------------------------
Net loss per common share, basic and
  diluted..................................             ($0.29)              ($0.55)         ($0.65)              ($0.72)
                                                   =========================================================================

Weighted average shares outstanding........              7,611                7,611           7,497                7,497
                                                   =========================================================================

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

(3) The negative gross margin for the nine month period ended July 1, 2000, of $503,000, reflects direct product costs and fixed manufacturing costs for the HTA business of $330,000, as well as pro forma allocation of $302,000 of fixed manufacturing overhead costs from the first quarter of fiscal year 2000 prior to the Asset Sale, which were projected to continue following the Asset Sale. The negative gross margins for the nine month period ended July 3, 1999, of $489,000, reflects direct product costs for the HTA business of $194,000, as well as pro forma allocation of $555,000 of fixed manufacturing overhead costs, which were

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

July 1, 2000


     projected to continue following the Asset Sale.


Note 2
Inventories

                                              July 1,             October 2,
      (dollars in thousands)                   2000                1999
--------------------------------------------------------------------------------
     Finished products                           $195                 $87
     Work in process                              196                 118
     Materials                                     69                 134
--------------------------------------------------------------------------------
     Inventories                                 $460                $339
================================================================================

Note 3
Earnings (Loss) Per Share

     As a result of the net loss for all periods presented, weighted average shares used in the calculation of basic and diluted loss per share are the same. Weighted shares excluded unvested restricted stock, which amounted to 64,000 and 151,000 shares at July 1, 2000, and July 3, 1999, respectively. Common stock equivalents are excluded from loss per share for all periods presented because the effect would be anti-dilutive.

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

Three Months Ended July 1, 2000 and July 3, 1999

     Revenues for the three months ended July 1, 2000, were $43,000, a decrease of $2,304,000 from the comparable three month period of fiscal 1999. The lower revenue reflects the impact of the Asset Sale on December 8, 1999. Approximately 95.1% of the Company's revenues for the quarter ended July 3, 1999, were derived from products that were included in the Base Business sold to CSAC. International revenues from shipments to distributors of the Company's HTA system for endometrial ablation declined to $43,000 in the third quarter of fiscal 2000 from $115,000 in the comparable quarter of fiscal 1999. The higher revenue in fiscal 1999 reflects shipments to international distributors of instrumentation primarily for use in clinical demonstrations and symposia and represents limited commercial shipments to private health care services and end-users that were not repeated in fiscal 2000, while shipments in fiscal 2000 were primarily disposable kits which are used each time the procedure is performed.

     Gross profit was negative $183,000 for the three months ended July 1, 2000, reflecting the absorption of fixed manufacturing overhead expenditures combined with the lower revenue. The decline in gross profit compared to the third quarter of fiscal 1999 reflects the impact of the Asset Sale.

     Selling, general and administrative expenses declined $918,000 to $951,000 for the three months ended July 1, 2000 compared to $1,869,000 for the comparable period in fiscal 1999. The decline in expenses reflects lower sales and marketing costs of $643,000, representing a 66% decline, due to reductions in personnel and related employee benefit costs, lower sales commissions and reduced marketing expenditures following the Asset Sale; lower administrative expenses of $189,000, representing a 25% decline, due primarily to reduced spending on legal fees and other outside services and lower charges for the amortization of intangible assets of $69,000, representing a 60% decline, following the transfer of intangible assets to CSAC as part of the Asset Sale.

     Research, development and related expenses were $553,000, a decline of $349,000 from the comparable period of fiscal 1999. The reduced spending resulted from the completion of the patient treatment portion of the HTA Phase III clinical trials in the United States in early August 1999, so the rate of spending required to support the clinical trials in fiscal 2000 has declined from the levels that were required during the patient treatment phase in fiscal 1999.

     Interest income increased to $87,000 in the three month period ended July 1, 2000 compared to $25,000 in the three month period ended July 3, 1999, as a result of higher average cash balances on hand during the quarter which reflected the investment of cash received from the Asset Sale.

     The Company recognized an income tax benefit of $299,000 for the three month period ended July 1, 2000 compared to $107,000 recognized in the comparable quarter of fiscal 1999. The income tax benefit in fiscal 2000 resulted from the favorable settlement of a disputed tax item related to the spin-off of BEI Technologies, Inc. in September of 1997. The income tax benefit in fiscal 1999 reflected the Company's ability to carryback losses and collect a refund against prior years' taxes paid on the earnings of previously discontinued operations. The amount of carryback available to the Company was limited to the taxes paid on earnings of the previous two fiscal years.

     There is no remaining carryback available to the Company after fiscal year 1999. The Company projects losses to continue in fiscal year 2000. These losses remain available to the Company on a carryforward basis to offset any future earnings, but they have been fully offset by a valuation allowance in the financial statements, as their future realization is uncertain.

Nine Months Ended July 1, 2000 and July 3, 1999

     Revenues for the nine month period ended July 1, 2000, were $1,313,000, a decrease of $5,199,000 from the comparable nine month period of fiscal 1999. The lower revenue reflects the impact of the Asset Sale on December 8, 1999. Approximately 96.0% of the Company's revenues for the period ended July 3, 1999 were derived from products that were included in the Base Business sold to CSAC. The nine month period of fiscal year 2000 included revenues from the Base Business for approximately nine weeks compared to thirty-nine weeks in the comparable period of fiscal year 1999. International revenues from shipments to distributors of the Company's HTA products for endometrial ablation declined to $129,000 in the first nine months of fiscal 2000 from $260,000 in the comparable period of fiscal 1999. The higher revenue in fiscal 1999 reflects shipments to international distributors of instrumentation primarily for use in clinical demonstrations and symposia and represents limited commercial shipments to private health care services and end-users that were not repeated in fiscal 2000, while shipments in fiscal 2000 were primarily disposable kits which are used each time the procedure is preformed.

     Gross profit as a percentage of revenues declined to 3.0% in the first nine months of fiscal 2000 compared to 40.5% for the comparable period in fiscal 1999. The decline reflects the impact of the Asset Sale and the resulting absorption of fixed manufacturing overhead expenditures over a lower revenue base.

     Selling, general and administrative expenses declined $2,176,000 to $3,238,000 for the nine month period ended July 1, 2000 compared to $5,414,000 for the comparable period in fiscal 1999. The decline in expenses reflects lower sales and marketing costs of $1,758,000, representing a 61% decline, resulting from the Asset Sale and the resulting reduction in revenue related expenditures for personnel, employee benefits, commissions and other marketing costs; lower administrative expenses of $260,000, representing a 12% decline, and lower amortization of intangible assets of $253,000, representing a 69% decline.
These decreases were partially offset by the write down of the carrying value certain fixed assets and accounts receivable to their estimated net realizable value following the Asset Sale of $139,000. The increase in the selling, general and administrative expenses as a percentage of revenue for the first nine months of fiscal year 2000 compared to the first nine months of fiscal year 1999 reflects the impact of the Asset Sale and the lower revenue on the fixed portion of selling, general and administrative expenditures.

     Research, development and related expenses were $1,280,000 in the first nine months of fiscal 2000 compared to $2,485,000 for the same period of fiscal 1999. The reduced spending resulted from the completion of the patient treatment portion of the HTA Phase III clinical trials in the United States in early August 1999, so the rate of spending required to support the clinical trials in fiscal 2000 has declined from the levels that were required during the patient treatment phase in fiscal 1999.

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

     Interest income increased to $227,000 in the nine month period ended July 1, 2000 compared to $88,000 in the nine month period ended July 3, 1999, as a result of higher average cash balances on hand during the period which reflected the investment of cash received from the Asset Sale.

     Interest expense increased to $50,000 in fiscal 2000 compared to $29,000 for the comparable period of fiscal 1999 as a result of the borrowings under the Revolving Loan and the Term Loan and related credit facility with TBCC, which the Company repaid in full on December 8, 1999, utilizing a portion of the proceeds of the Asset Sale.

     The Company recognized an income tax benefit of $299,000 for the nine month period ended July 1, 2000 compared to $315,000 recognized in the comparable period of fiscal 1999. The income tax benefit in fiscal 2000 resulted from the favorable settlement of a disputed tax item related to the spin-off of BEI Technologies, Inc. in September of 1997. The income tax benefit in fiscal 1999 reflected the Company's ability to carryback losses and collect a refund against prior years' taxes paid on the earnings of previously discontinued operations. The amount of carryback available to the Company was limited to the taxes paid on earnings of the previous two fiscal years.

     There is no remaining carryback available to the Company after fiscal year 1999. The net operating losses from fiscal year 1999 and the first nine months of fiscal 2000 that cannot be carried back against prior years' earnings are approximately $9.1 million. The Company projects losses to continue in fiscal year 2000. These losses would remain available to the Company on a carryforward basis to offset any future earnings, but they have been fully offset by a valuation allowance in the financial statements, as their future realization is uncertain.

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

Liquidity and Capital Resources

     The Company's capital requirements to complete the development and commercialization of the HTA depend on numerous factors including the timing of the expected receipt of regulatory clearances and approvals, the resources required to initiate commercialization of the HTA in the United States and the extent the HTA gains market acceptance and sales. The timing and amount of such capital requirements cannot be predicted accurately. The Company believes that the net proceeds from the Asset Sale plus existing cash balances will provide adequate funding to meet the Company's capital requirements for the next twelve months. The Company is considering options to secure additional financing at this time. There can be no assurance that the Company will not require additional financing sooner than twelve months from now or that additional financing will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. During the first nine months of fiscal year 2000, cash used by operations was $3,549,000 due to the net loss for the period of $2,220,000 plus the gain on the Asset Sale of $1,913,000 partially offset by noncash charges of $420,000 and decreases in working capital of $164,000.

     Cash provided by investing activities during the first nine months of fiscal 2000 was $8,855,000, reflecting $8,871,000 of proceeds from the Asset Sale partially offset by purchases of plant and equipment of $16,000.

     Cash provided by financing activities during the first nine months of fiscal year 2000 consisted of $500,000 from the Revolving Loan on November 1, 1999. Cash used in financing activities for this period consisted of $1,500,000 to repay both the Revolving Loan and Term Loan. For further information, see
Note 4 to Condensed Consolidated Financial Statements.

     The Company had no material capital or other commitments as of July 1, 2000.

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

            (b)  Report on Form 8-K

                 No reports on Form 8-K were filed by the Company during the quarter ended July 1, 2000.

                                INDEX TO EXHIBITS

     Exhibit

     Number
     ------

     27.1                     Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2000.

                       BEI Medical Systems Company, Inc.



                       By:       /s/ Thomas W. Fry
                                -------------------------------------------
                                Thomas W. Fry
                                Vice President of Finance and Administration, Secretary and Treasurer
                                (Chief Financial Officer)