Form 10-K
period 2000-09-30
BEI MEDICAL SYSTEMS CO INC /DE/
filed 2000-12-29
CIK 851478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-17885

            B E I  M E D I C A L  S Y S T E M S  C O M P A N Y, I N C.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                    71-0455756
 --------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
            or organization)                                   No.)

                               100 Hollister Road
                           TETERBORO, NEW JERSEY 07608
                  ---------------------------------------------
               (Address of principal executive offices) (Zip code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 11, 2000 was $10,302,941 (A). As of December 11, 2000, 7,686,108 shares of Registrant's Common Stock were outstanding.

(A) Based upon the closing sale price of the Common Stock on December 11, 2000, as reported on the Nasdaq National Market System. Excludes 1,798,527 shares of Common Stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of Common Stock outstanding on December 11, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Registrant, or that such person is controlled by or under common control with Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Proxy Statement with respect to its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report.

                                TABLE OF CONTENTS
                                                                         PAGE

PART I
     Item 1.     Business...............................................   3

     Item 2.     Properties.............................................  25

     Item 3.     Legal Proceedings......................................  25

     Item 4.     Submission of Matters to a Vote of Security Holders....  25

PART II
     Item 5.     Market for Registrant's Common Equity and
                 Related Stockholder Matters............................  26

     Item 6.     Selected Financial Data................................  27

     Item 7.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..........  28

     Item 7a.    Qualitative and Quantitative Disclosures about
                 Market Risks...........................................  33

     Item 8.     Financial Statements and Supplementary Data............  34

     Item 9.     Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.................  54

PART III
     Item 10.    Directors and Executive Officers of the Registrant.....  55

     Item 11.    Executive Compensation.................................  55

     Item 12.    Security Ownership of Certain Beneficial
                 Owners and Management..................................  55

     Item 13.    Certain Relationships and Related Transactions.........  55

PART IV
     Item 14.    Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K................................  56

Signatures       .......................................................  60

                                     PART I

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words, "intend", "anticipate", "believe", "estimate" and "expect" and similar expressions as they relate to the Company are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1, "Business", including "Risk Factors", as well as Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information.


ITEM 1. BUSINESS

Asset Sale

         On December 8, 1999, BEI Medical Systems Company, Inc. (the "Company" or "BEI") completed the sale of a substantial portion of the assets of the Company to CooperSurgical Acquisition Corp., a Delaware corporation ("CSAC"), pursuant to an Asset Purchase Agreement, dated as of October 1, 1999, by and between the Company and CSAC, as amended (the "Asset Purchase Agreement") (the "Asset Sale"). The assets sold constituted a business of developing, manufacturing, marketing and servicing a broad array of advanced systems and devices for minimally invasive diagnostic and therapeutic procedures in the medical fields of gynecology and gastroenterology (the "Base Business"). During the fiscal year ended October 2, 1999, approximately 96.8% of the Company's revenue was derived from sales of products of the Base Business. In consideration for the sale of the Base Business, the Company received, after post closing adjustments, $10.3 million in cash. In addition, CSAC assumed certain liabilities and contracts of the Company, and CooperSurgical, Inc. waived royalty payments in the amount of up to $100,000 that otherwise may have been due in the future from the Company.

         In connection with the Asset Sale, the Company and CSAC entered into a Transition Agreement under which, for up to six months following the closing of the Asset Sale, the Company provided certain products and services to CSAC in connection with the Base Business and the assets the Company sold. In addition, the Company and CSAC entered into a Noncompetition Agreement under which the Company made certain covenants, including a covenant that it will not, prior to December 8, 2004, engage in any business that competes with any of the products the Company sold to CSAC. The Company retained the right, in certain circumstances, to narrow substantially the scope of such noncompetition covenant.

         Following the Asset Sale, the Company is focusing on developing and commercializing a new therapeutic system, the Hydro ThermAblator(R) (the "HTA(R)") for treatment of menorrhagia or dysfunctional uterine bleeding. Approval to market this system in the United States is dependent upon authorization from the U.S. Food and Drug Administration ("FDA"). The Company completed 12-month, post-treatment follow-up examinations in August 2000 and submitted the results to the FDA in September 2000 as the final portion of the modular application for Pre-Market Approval ("PMA") seeking FDA authorization to market the HTA in the United States. The Company currently anticipates FDA review in early calendar 2001. See "Business--Risk Factors--Future Capital Needs and Applications".

The Distribution

         Prior to September 27, 1997, the Company was known as BEI Electronics, Inc. ("Electronics") and was engaged in businesses other than the medical device business. On September 27, 1997, having transferred all of its non-medical device businesses to BEI Technologies, Inc. ("Technologies"), a recently formed wholly owned subsidiary, in exchange for all of Technologies' outstanding common stock, Electronics distributed that stock to its stockholders in a tax-free spin-off of Technologies (the "Distribution"). On November 4, 1997, Electronics merged with its subsidiary, BEI Medical Systems Company, Inc., and changed its name to BEI Medical Systems Company, Inc.

Industry Overview

         Women's healthcare represents a large and rapidly growing segment of healthcare expenditures. Government spending on women's healthcare for Medicare and Medicaid benefits alone is expected to exceed $200 billion annually. Women rely on their gynecologists for specific healthcare needs from puberty, through their childbearing years, to menopause and beyond. The National Ambulatory Care Survey, conducted by the National Center for Health Statistics, indicates that women in the United States make over 51 million visits to OB/GYN offices annually. Additionally, as the women's population ages, the number of visits annually and the incidence of gynecological conditions requiring diagnosis and treatment are expected to increase. The Company believes that better informed women, combined with the fact that nearly half of the gynecologists under the age of 45 are women, has resulted in a heightened awareness of women's health issues. As a result, women are driving the demand for the implementation of new and innovative diagnostic and therapeutic procedures.

         Minimally invasive surgical techniques have developed in response to the desire by physicians and patients for lower risk, less traumatic surgical procedures. Minimally invasive procedures reduce anesthesia requirements, do not require extensive post-operative follow-up, reduce the risk of post-operative complications, and shorten the recovery period, allowing patients to return to productive lifestyle activities sooner. Gynecologists have recently added endometrial ablation to their outpatient approach to therapy.

Base Business

         Prior to the Asset Sale, the Company's goal was to provide a broad array of minimally invasive advanced systems and devices to be used in an outpatient setting serving the specific needs of gynecologists and their patients. The Company's Base Business involved the manufacture and marketing of a line of minimally invasive systems and devices for the diagnosis and treatment of high incidence gynecological conditions affecting the cervix, uterus and other aspects of the reproductive system, as well as products used to facilitate oncological procedures and perform pelvic reconstructive surgery. The Base Business included a line of specialty instruments, procedure kits, disposables and equipment for gynecologists, as well as a line of gastroenterology products. As a result of the Asset Sale, the Company no longer manufactures, markets, sells or services any of the these products, except the HTA and related accessories.

The Hydro ThermAblator or HTA

Background

         The Company has focused its recent efforts on the development and commercialization of the patented HTA system for treatment of menorrhagia, or dysfunctional uterine bleeding. This new product and its potential are more fully discussed below.

         The female reproductive system primarily consists of the uterus, ovaries and fallopian tubes. The uterus is a highly vascular, muscular organ which lies below the abdomen in the pelvis. Although the size and shape of a normal uterus can vary significantly, the uterus is typically a pear shaped organ about 7 to 8 cm long and 4 to 5 cm at its widest point. Within the uterus lies the cavity where fetal development takes place during pregnancy. The cavity is lined by the endometrium, which is filled with tiny blood vessels. The endometrium can vary in depth from 1 mm to over 10 mm. The thick muscular layer surrounding the endometrium is called the myometrium. The bottom of the uterus is known as the cervix. The cervix is richly supplied with nerves, making it the most sensitive portion of the uterus. The cervix leads to the vagina, a muscular tube that leads to the exterior of the woman's body.

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

Abnormal Uterine Bleeding

         Approximately 2.5 million women each year in the United States seek medical treatment from their gynecologists for abnormal uterine bleeding. Abnormal uterine bleeding includes disorders of the menstrual cycle, such as irregular bleeding, and menorrhagia, or dysfunctional uterine bleeding (defined as total blood loss exceeding 80 ml per menstrual cycle or prolonged bleeding beyond seven days). Abnormal bleeding is considered a symptom of an anatomic irregularity, hormonal imbalance or a systemic disease. Commonly, however, it is the result of disorders within the uterus itself, such as fibroids or polyps and, more rarely, endometrial cancer. Abnormal uterine bleeding can also be caused by other factors, including medication side effects from post-menopausal hormone replacement therapy, miscarriage and retained tissue after child birth. Today, there are over 31 million post-menopausal women in the United States and over seven million are receiving hormonal replacement therapy. These women may experience a return to undesired menstrual bleeding as a consequence of hormonal replacement therapy.

         Various drug therapies and surgical approaches are available for treatment of abnormal menstrual bleeding. Treatment of abnormal menstrual bleeding usually begins conservatively with drug therapy and, if necessary, proceeds to more invasive surgical methods.

         The traditional approach to treatment of menorrhagia, or dysfunctional uterine bleeding has included hormonal therapy, dilation & curettage ("D&C"), and ultimately hysterectomy. Hormonal therapy can be effective in many cases, however, the therapy can be of long-term duration at considerable monthly expense and menorrhagia may persist despite hormonal therapy. D&C is commonly performed, although a significant percentage of the endometrial lining of the uterus may be missed, and there is little evidence that D&C provides any meaningful long-term benefit. Many of the nearly two million women who annually receive hormonal therapy or D&C fail to have satisfactory resolution of their dysfunctional bleeding problem.

         Hysterectomy, the surgical removal of the uterus with accompanying risks of post surgical complications, has historically been the ultimate solution offered for long-term relief to women who continue to bleed despite hormonal therapy or D&C. Of the approximately 600,000 hysterectomies performed annually in the United States, it has been estimated that more than 150,000 are performed for the relief of heavy bleeding from benign causes. Considerable public attention has been focused on the frequency with which hysterectomy is performed, suggesting that many of the procedures for benign conditions may be addressed with minimally invasive alternatives.

Alternative Treatments

         Rather than removing the uterus, alternative approaches to the treatment of dysfunctional uterine bleeding have been attempted.

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

         Other non-surgical techniques for treatment of dysfunctional uterine bleeding are under development and in various stages of FDA clinical trials. These devices include balloons filled with heated fluid, a balloon with electrodes on the surface, a probe to deliver microwave energy, a probe utilizing cryogenics to freeze tissue in the uterus, a bipolar probe incorporating an expandable conductive mesh that utilizes a vacuum for tissue contact, and a probe with multiple laser fibers. One such device, the ThermaChoice balloon from Gynecare, a subsidiary of Johnson & Johnson ("J&J") received permission from the FDA in December 1997 to market in the United States.

         The Company believes that these devices are limited in their effectiveness due to their inability to fully conform with the convoluted surface of the entire uterine lining, their inability to reach into narrow cornual areas, and their inability to conform to the shape of a broad range of uterine sizes. Further, none of these devices allow the gynecologist to visualize the uterine cavity prior to treatment, to confirm the absence of pathology that may be missed during screening, to definitively confirm proper placement inside the uterine cavity, to observe treatment, or to immediately evaluate the effect of treatment, because they do not include hysteroscopic capability. In March 1998, the United Kingdom Department of Health, Medical Devices Agency, notified medical administrators, surgeons and nurses of reports of a number of incidents of uterine perforation and injury to adjacent organs involving devices for endometrial ablation by thermal means. The notice advised practitioners to verify the correct placement of such devices within the uterus prior to their use. The Company believes the HTA will reduce the risk of perforation due to its integral hysteroscope, which provides visual confirmation of uterine anatomy and verification of instrument position. The characteristics of various endometrial ablation technologies currently under development or commercialization are outlined below.

                 Comparison of Endometrial Ablation Technologies

==========================================================================================================================

                                                                                       Compatibility
                                                                                           With
                                                                Location and            Large and
                                                                     Type             Abnormal Shaped      Distension
        Device          Technology Employed     Method of       of Energy Source           Uterus        of the Uterine
                                              Introduction                                                   Cavity
      / Company
--------------------------------------------------------------------------------------------------------------------------

Hydro ThermAblator      Free circulation     Direct visual    Circulation to               High          Low Pressure,
                        of heated fluid      control,         uterus through                              50 - 55 mmHg
/ BEI                   and hysteroscope     connected to     hysteroscope ,
                                             video monitor    external heater
--------------------------------------------------------------------------------------------------------------------------

ThermaChoice   / J&J    Balloon filled       Blind insertion  Heater inside              Limited        High Pressure,
          &             with heated fluid                     balloon, inside                            170-200 mmHg
Cavaterm           /                                          uterus, external
Wallsten                                                      control unit
--------------------------------------------------------------------------------------------------------------------------

Vesta System            Balloon with         Blind insertion  Electrodes inside          Limited        High Pressure,
                        electrodes                            uterus with external                         180+ mmHg
/ Tyco                                                        return electrode,
                                                              external
                                                              electrosurgical
                                                              generator
--------------------------------------------------------------------------------------------------------------------------

MEA System              Probe with           Blind insertion  Applicator within          Limited        Not applicable
                        microwave                             uterus, external
/ Microsulis            applicator tip                        microwave generator
--------------------------------------------------------------------------------------------------------------------------


First Option            Cryogenic probe      Blind insertion  Internal probe,            Limited        Not applicable
                                                              external cryogenic
/ CryoGen                                                     unit
--------------------------------------------------------------------------------------------------------------------------
NovaSure                Probe with           Blind insertion  Electrodes inside          Limited            Vacuum
                        expandable mesh,                      uterus, external
/ Novacept              bipolar electrode                     electrosurgical
                                                              generator

--------------------------------------------------------------------------------------------------------------------------
Gynelase                Probe with           Blind insertion  External diode laser       Limited        Not applicable
                        multiple laser                        generator, laser
/ Sharplan              fibers                                probe inside uterus
==========================================================================================================================

The Hydro ThermAblator Solution

         The Company has developed the patented HTA technology as an alternative to existing treatments for menorrhagia, or dysfunctional uterine bleeding, as well as other proposed ablation treatments currently under development.

         Management believes that the patented HTA offers distinct advantages compared to existing and emerging ablation technologies for the treatment of dysfunctional uterine bleeding:

    o Integral hysteroscope provides visual confirmation of uterine anatomy and instrument position, as well as continuous observation of treatment effect throughout the entire procedure.

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

    o Minimally invasive, short duration, low cost procedure with limited risk.

    o Hysterscopic examination provides another means for the diagnosis of any pathology.

         The Company's initial target market for the HTA is the 150,000 hysterectomies performed in the United States annually for menorrhagia or dysfunctional menstrual bleeding from benign causes. Additionally, the Company has identified a market opportunity among the nearly two million women suffering from abnormal uterine bleeding in the United States for whom the prospect of long-term hormonal therapy or repeated D&C procedures is undesirable, or for whom such treatments are ineffective. The Company also believes that an additional substantial market opportunity exists among the over seven million post-menopausal women who are currently receiving hormonal replacement therapy that can result in an undesirable resumption of menstrual bleeding. BEI also believes marketing opportunities will develop among women seeking a cessation of menstruation, either electively as a lifestyle choice or in conjunction with tubal sterilization.

The HTA System

         The HTA has been designed to offer the gynecologist a minimally invasive approach to treat dysfunctional uterine bleeding for benign causes in an outpatient or office setting. The HTA consists of a portable treatment unit, incorporating microprocessor control and continuous monitoring of fluid temperature and fluid circulation. Precisely heated saline is circulated within the patient's uterus, under the direct visual control of the gynecologist, for ten minutes to cause ablation of the entire endometrial lining. By utilizing freely circulating heated saline at low pressure to distend the uterine cavity, thermal energy is evenly transferred to all areas of the uterine cavity including the areas of the cornua (the area where the fallopian tubes enter the uterus) which may be difficult to treat with other devices. The use of physiologic saline in a closed loop system reduces concerns about fluid absorption overload, and low pressure reduces the possibility of fluid escaping from the fallopian tubes. The incorporation of a hysteroscopic telescope provides visual control during introduction, positive visual confirmation of the absence of pathology that may have been overlooked during screening and of proper placement within the uterine cavity before beginning the therapeutic portion of the treatment, as well as continuous visualization of the effects of the treatment. The digital displays of the HTA control unit guide the user through the HTA procedure, providing step-by-step visual prompts that facilitate ease of use and consistent results. During the procedure an automated microprocessor system controls the ablating temperature and monitors fluid volume to measure and reduce possibilities of fluid absorption or loss and assure consistent treatment effect without depending on user skill level. At any time, the gynecologist can interrupt the treatment and, if desired, initiate circulation of room temperature saline to rapidly cool the patient's uterus. As a result of ablation of the endometrial lining of the uterus, the regeneration of the endometrium and resulting periodic menstrual bleeding is either significantly reduced or eliminated.

         The need to provide a definitive diagnosis of uterine abnormalities led to the development of hysteroscopy. A gynecologist may look inside the uterus with a hysteroscope, a thin telescope-equipped device that is inserted through the cervix. The hysteroscope is attached to a light source and camera allowing the gynecologist to view the endometrial lining on a video monitor. Direct visualization of the lining of the uterus provides a more precise diagnosis of uterine abnormalities than D&C, hysterosalpingography, x-ray imaging of the uterine cavity and fallopian tubes or ultrasound imaging. To the best of the Company's knowledge the HTA is the only minimally invasive technique for the treatment of dysfunctional uterine bleeding currently under PMA review by the FDA that incorporates hysteroscopic visualization.

         In the past most therapeutic procedures for the treatment of dysfunctional uterine bleeding have been done in the hospital environment, often in the operating room under general anesthesia. This has been due to a number of factors, including the high cost of complete hospital style therapeutic hysteroscopy systems, instrumentation that requires manipulation that makes comfortable use in the office with local anesthesia impractical, and the lack of third party payor incentives for office based procedures. However, the transition of therapeutic procedures from the hospital environment to the gynecologist's office practice is expected to be driven by the following: (i) patient's desire to avoid hospitalization and avoid general anesthesia, (ii) physician's desire for efficient use of time resulting in improved office economics, and (iii) third party payors providing incentives to relocate procedures to more cost-effective environments.

         The Company anticipates that treatment of dysfunctional uterine bleeding utilizing the HTA will be an attractive alternative to third party payors of healthcare services. As an office based, safe, quick and efficient alternative, HTA treatment can avoid hospitalization and the cost of hysterectomy and / or the cost associated with long term medical / pharmaceutical therapy. The Company believes that, if the HTA receives FDA approval, healthcare providers will be able to use existing reimbursement codes and procedures currently available for traditional methods of endometrial ablation, such as laser or electrosurgical resection, to obtain reimbursement for HTA treatments, and that third party healthcare payors will pay for HTA treatment and the single use procedure kit when documented as medically necessary and appropriate for a specific patient. However, failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from healthcare payors for procedures in which the HTA is used, or adverse changes in government and private third-party payors' policies toward reimbursement for such procedures, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Uncertainty Relating to Third-Party Reimbursement and Healthcare Reform".

Results of Clinical Trials

         The Company completed FDA required Phase I clinical trials in April 1996, and was given permission to proceed to a Phase II trial of the HTA. Phase II treatments of 20 patients were completed in December 1997. Follow-up outcome data from the Phase II patients was compiled and submitted to the FDA in June 1998.

         The Company received approval to begin Phase III Clinical Trials in August 1998, and the first treatments were conducted in September 1998. BEI initiated its Phase III clinical trials at 9 sites and enrolled 276 patients suffering from menorrhagia, or dysfunctional uterine bleeding. The study compared the safety and efficacy of the HTA endometrial ablation treatment to electrosurgical rollerball ablation, one of the current treatments for dysfunctional uterine bleeding. The Company completed the treatment phase of the clinical trials in early August 1999. Data from examinations one year following treatment are required for approval of its premarket approval ("PMA") application, and the Company submitted this data to the FDA in September 2000 after review and analysis by its contract research organization (Quintiles). As announced in September 2000, the HTA produced an average 84.8% reduction in uterine bleeding among the 167 women treated with the HTA and followed for 12 months, with 40% of the patients having their menstrual bleeding completely eliminated by the HTA treatment. The average HTA treatment time was 26.4 minutes, which was less than required for roller-ball treatments in the study. Management is currently working with the FDA as required to facilitate the review of the PMA application. The Company believes that the clinical trial results submitted to the FDA demonstrate that the HTA is both safe and effective and provides substantial evidence that the HTA therapy has equivalent safety and efficacy as compared to the roller-ball technique in the treatment of menorrhagia from benign causes. However, there can be no assurance that the data obtained from the Phase III trial will lead to approval of the PMA application. Failure of the data to support the safety and effectiveness of the HTA or failure of the FDA to issue the PMA would have a material adverse effect on the Company's business, financial condition and results of operations.

         Certain international markets will require similar regulatory approvals. The Company has received permission from Lloyd's Registered Quality Assurance Ltd. ("LRQA"), the Company's "notified body", to apply the CE Mark to the HTA and to the sterile disposable HTA Procedure Kit. In February 1997, the Company selectively initiated deliveries of HTA systems in some of those countries where regulatory authorities permit sales. In fiscal year 2000, shipments primarily of procedure kits were made to Australia, Austria, Canada, China, Finland, Italy, Germany, Portugal, Spain, Switzerland, Taiwan and the United Kingdom. Over 1,500 treatments using the HTA have been completed worldwide, demonstrating its ease of use. Management is encouraged by the follow-up of patients at selected international sites, which in some cases now exceeds 36 months. The Company believes the pattern of patient follow-up condition reflects results that are consistent with traditional laser and electrosurgical ablation methods and superior to other emerging technologies. See "Business - Government Regulation".

Sales and Marketing

         The Company is unable to market or sell the HTA in the U. S. prior to receiving FDA approval. The Company anticipates that FDA approval to begin commercial sales in the U. S. will occur in early calendar 2001. There can be no assurance that the Company will be successful in obtaining FDA approval on a timely basis, or at all. Internationally, the Company has limited distribution of the HTA utilizing distributors in 12 countries. The Company intends to rely on these distributors to assist it in obtaining reimbursement approvals from both government and private insurers in certain international markets as required. The Company does not currently have distributors in a number of significant international markets and would need to establish additional international distribution relationships in order to sell the HTA in those markets and the Company is limiting its efforts to expand into additional international markets at this time.

         Revenues from shipments of HTA products to international distributors during fiscal years 1999 and 1998 were principally to establish demonstration stock, and also included limited commercial sales outside the United States to private healthcare service end-users with revenues in fiscal year 2000 increasingly reflecting shipments of disposable procedure kits. During fiscal years 2000 and 1999, the Company continued working with its international distributors to establish clinical treatment sites with leading gynecologists at key institutions in their respective markets. HTA treatments have been ongoing at these sites to produce the local clinical studies with outcomes follow-up necessary for documentation of the economic models to influence public health ministries and insurance providers regarding reimbursement of the cost of the HTA procedure in these respective markets. As a result, during fiscal year 2000 international clinical investigators delivered papers at least five major international conventions detailing their experiences with the HTA. Commercial expansion of the market for the HTA in international public healthcare depends on successful adaptation of favorable reimbursement policies on a country by country basis. The Company plans to continue to provide sponsorship for clinically-based seminars conducted by the Company's clinical investigators, as well as clinical practitioners who currently use the HTA, to familiarize practitioners on the use of the HTA. Internationally, BEI will continue to support the efforts of its distributors through sponsorship of guest speakers at national conventions and at clinical seminars and through the sponsorship of postgraduate courses.

Competition

         The Company operates in a highly competitive industry. Many of the Company's existing competitors have significantly greater financial resources and manufacturing capabilities, are more established, have larger marketing and sales organizations and have larger technical staffs than the Company.

         One of the principal competitors for the Company's HTA is Gynecare, a subsidiary of Ethicon, Inc./Johnson & Johnson, whose ThermaChoice balloon, for endometrial ablation, has been cleared to be marketed in the United States by the FDA. While J&J has greater financial resources and more established distribution channels than the Company to develop its presence as a provider of an alternative treatment for dysfunctional uterine bleeding, BEI management believes that introduction of the ThermaChoice endometrial ablation product by J&J affirms BEI's market opportunity for minimally invasive ablation technology as well as establishes the presence of a competitor that is a credible advocate of an alternative ablation technology. J&J entered the ablation market when it purchased

Gynecare, Inc. for approximately $80,000,000 in August 1997. Shortly thereafter, in December 1997, Gynecare received FDA approval to market its ThermaChoice uterine balloon therapy for dysfunctional uterine bleeding in the United States. The Company believes such FDA authorization may have a complementary effect on the Company's prospects because the launch of the J&J product has raised physician and public awareness of non-surgical alternatives for hysterectomy avoidance. The gynecological community has reported to the Company that it is receiving strong interest from women about alternative treatments to dysfunctional uterine bleeding. Gynecologists worldwide are beginning to adopt such alternative treatments, including BEI's HTA, which are becoming available to serve these patients. BEI management believes that based upon patient results 12 months following treatments, the HTA procedure offers a promising alternative to balloon ablation, as evidenced by reduction in dysfunctional uterine bleeding. Management believes the HTA procedure brings to the treatment of dysfunctional uterine bleeding the safety attendant with direct visualization during treatment and the potential for complete treatment of the endometrial lining of the uterine cavity. As a result, management believes the HTA may prove to be valuable and competitive, despite the existence of J&J's ThermaChoice balloon.

         Other products of principal competitors that the Company believes are currently undergoing clinical trials in the United States, include: First Option, a product of CryoGen, which is a cryogenic probe that creates an iceball within the uterus; NovaSure, a product of Novacept which utilizes a bipolar electrosurgical probe that incorporates an expandable conductive mesh that is brought into contact with the lining of the uterus through the application of suction; and the Microsulis PLC, MEA device which employs a hand-held applicator to apply low power microwaves to the uterine cavity. Valleylab, a subsidiary of U.S. Surgical/Tyco, announced in February 1999 that it would be conducting a limited clinical trial of the Vesta System for endometrial ablation, which utilizes a balloon with electrodes inside the uterus and an external electrosurgical generator, in order to obtain FDA approval in the United States. The Company believes that this trial was not conducted and the Vesta System is currently not for sale in the United States. Other competitive technologies that are being sold internationally but not domestically include: Cavaterm, a product of Wallsten Medical SA, which is hand held balloon containing heated fluid, and the Gynelase product, which is a laser intrauterine thermal therapy device distributed by Sharplan.

         Other large healthcare companies may enter the market in the future. Competing companies may succeed in developing technologies and products that are efficacious or more cost effective than the HTA.

         The Company believes that its ability to compete effectively depends on its ability to develop and commercialize the HTA, to continue to attract and retain highly qualified personnel and to obtain the required regulatory approvals. See "Risk Factors - Competition; Uncertainty of Technology Change".

Manufacturing

         The Company utilizes contract manufacturers to make the disposable HTA procedure kit. Additionally, during fiscal year 2000 the Company transferred production of the HTA control unit to a third party contract manufacturer and reduced the size of its manufacturing facility in Teterboro, New Jersey. Company engineers are continuing to work with the third party contract manufacturers to reduce the cost of the HTA disposable kit and the HTA control unit by streamlining production methods and eliminating or replacing higher cost methods and materials. See "Risk Factors -- Dependence on Third Party Vendors".

         In order to commercialize the HTA successfully, BEI must manufacture or assemble the HTA through third parties in accordance with FDA requirements in commercial quantities, at high quality levels and at commercially reasonable costs. The Company has limited experience in managing the manufacture and assembly of the HTA in commercial quantities with its third party contract manufacturers. However, the Company expects that its experience with other third party manufacturers of medical electronic systems and consumable medical products will be transferable to the HTA. Failure of the Company or third party vendors to achieve production of the HTA in commercial quantities at high quality levels and at commercially reasonable prices would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Scale-up Risk".

         During fiscal 1996, BEI's facilities received ISO 9001 certification from Lloyds Register Quality Assurance, Ltd. ("LRQA"). LRQA will conduct semiannual audits in Teterboro, New Jersey. The most recent audit of the Company's manufacturing facility in Teterboro, New Jersey was in August 2000. The audit report did not include any negative observations or identify any areas of noncompliance. Our current ISO 9001 certification is valid until

August 31, 2002. Additionally, the Company's facilities and documentation procedures for the manufacture of medical devices are required to conform to the FDA's Quality System Regulations ("QSR") through its facilities inspection program. The FDA most recently inspected the Company's facility in Teterboro, New Jersey and the Company's primary contract manufacturers in October 2000 for compliance with the QSR. The outcome of this pre-approval inspection audit for the HTA was received by the Company in a letter dated November 24, 2000, from the FDA's New Jersey District Office. The FDA stated it is prepared to endorse applicable pending PMA application or an Export Certificate for products manufactured at the Company's facility, including the Company's primary contract manufacturers, that were specifically inspected. Withdrawal of QSR compliance status would have a material adverse effect on the Company's business, financial condition and results of operations.

Research and Development; Technology

         Since October 1999, the Company's principal development effort has focused on the HTA. The Company's internally funded research and development expenditures were $1,661,000, $3,184,000 and $2,866,000 for the fiscal years 2000, 1999 and 1998, respectively. The Company's spending on research and development over the next 12 months will be devoted to supporting the PMA application and gaining FDA approval of the product, as well as supporting manufacturing arrangements for the HTA systems and the related disposable components and reducing the cost of manufacturing.

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

         The Company has a portfolio of four patents related to the development of the HTA and one patent related to a fluid management systems for hysteroscopy. Corresponding applications have been filed in certain foreign countries relative to the HTA. The Company's policy is generally to file patent applications in foreign countries where rights are available and the Company believes it is commercially advantageous to do so. In the United States, the patents were issued for either a seventeen year period from date of issue or a twenty year period from date of filing, whichever is longer, and will expire from 2011 through 2016. No assurance can be given that any patents from pending patent applications or from any future patent applications will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. The Company also owns certain registered trademarks, and has applied for other trademarks in certain foreign countries.

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

         Upon submission, the FDA determines if the PMA application is sufficiently complete to permit a substantive review and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which the Company believes typically takes approximately 180 days, but may take longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a "not approvable" determination based on deficiencies in the application and require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years. In recent years, the FDA has heightened its scrutiny of clinical data submitted in support of PMA applications. During the review period, an FDA advisory committee, typically a panel of clinicians, likely will be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel's recommendation is important to the FDA's overall decision making process. However, not all PMA applications require a panel review. In discussions that the Company has had with the FDA representatives in the Obstetrics and Gynecology division, the Company has been advised it is not likely that the Company will be required to undergo panel review. Should the FDA reverse this position there could be a delay in the timeframe for the approval process.

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

         In January 1995, the Medical Device Directive ("MDD") was fully implemented in the European Union, which is intended to make European Union regulatory requirements more consistent. Under MDD, the Company is subject to "prior notice" of intent to conduct clinical studies in the European Union. This process, similar to the FDA investigational device exemption ("IDE") process, requires regulatory documents and test information to be submitted to the governmental agency of each country in which the Company intends to conduct clinical studies. In order to commence commercial marketing of its products in the European Union, the Company is required to file for a CE Mark approval. In January 1997, the Company received CE Mark approval for the HTA System from LRQA, an organization that certifies the safety of medical device products and the quality assurance systems put in place by the manufacturer of the medical device. There can be no assurance, however, that the Company will be successful in obtaining CE Mark approval for any related products in a timely manner, if at all, and any failure to receive or delay in receiving such approval could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Government Regulation".

Employees

         As of September 30, 2000, BEI had 22 full-time employees, including 8 in research, development and engineering, 3 in marketing and sales, 4 in operations and 7 in administration. There are no unions representing the Company's employees. The Company believes that its relations with its employees are good.

Risk Factors

Limited Operating History; History of Losses and Expected Future Losses; Fluctuations in Operating Results.

         The Company has a limited medical device operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. Historically, BEI Medical has incurred significant losses in its medical device business and expects losses to continue for at least the next two to three years. In addition, the Company expects that it will continue to expend substantial resources in support of regulatory and reimbursement approvals, expansion of marketing and sales activities and research and development. BEI's future revenues will depend upon, among other factors, its ability to cost-effectively commercialize the Hydro ThermAblator (HTA). There can be no assurance that the HTA will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales of the HTA. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. In the event the Company is unable to achieve profitability or secure additional sources of capital, its ability to continue as a going concern may be severely impaired. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- New Products and Technologies".

         The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside the Company's control. These factors include actions relating to regulatory and reimbursement matters, the extent to which the HTA gains market acceptance and the timing of regulatory approvals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Uncertainty of Market Acceptance

         The Company's success is dependent upon acceptance by the medical community of the HTA and, to a lesser extent, other new products, if any, introduced by the Company, as reliable, safe and cost-effective treatments for the medical conditions they are intended to treat. There can be no assurance that the HTA or such other products will gain any significant degree of market acceptance among physicians, patients and healthcare payors, even if the necessary international and United States regulatory approvals are obtained. BEI believes that recommendations and endorsements by physicians will be essential for market acceptance of the HTA and such other products, and there can be no assurance that any such recommendations or endorsements will be obtained. The Company believes that physicians will not use the HTA unless they determine, based on clinical data and other factors, that the HTA is an attractive treatment alternative for dysfunctional menstrual bleeding and offers clinical utility in a cost-effective manner. Although the Company believes that physicians will not require extensive training prior to using the HTA, acceptance among physicians will depend upon the Company's ability to train potential users of the HTA in interventional techniques, and the willingness of such users to learn these new techniques. Failure of the Company to achieve significant market acceptance of the HTA and other new products introduced by the Company would have a material adverse effect on the Company's business, financial condition and results of operations. Any future products developed by the Company that gain regulatory approval would have to compete for market acceptance and market share. The timing of market introduction of competitive products could adversely affect the competitiveness of the HTA and any other products the Company may develop. Accordingly, the relative speed with which the Company can develop new products, complete clinical testing and the regulatory approval process and supply commercial quantities of the product to the market are expected to be important competitive factors. The Company believes that competition in the gynecological device market is based on many factors, including clinical outcomes, ease of use, relative efficacy, safety, product reliability, physician familiarity with the device, third-party reimbursement policies, patent protection, sales and marketing capability, reputation and price. There can be no assurance that FDA approval will be obtained for the HTA or any other new products introduced by the Company, that competitors will not introduce new products with similar or more advanced features or that the market will accept the HTA or any other new products the Company may develop. See "Business -- Competition".

Government Regulation

         The manufacture and distribution of the HTA are subject to extensive regulation by the FDA and, in some instances, by foreign and state governments. Pursuant to the Federal Food, Drug, and Cosmetic Act, as amended (the "FDC Act"), and the regulations promulgated thereunder, the FDA regulates the preclinical testing, manufacture, labeling, sale, distribution, and promotion of medical devices. Before a new device can be introduced into the market, the manufacturer must obtain market clearance through either the 510(k) premarket notification process or the lengthier PMA application process. Noncompliance with applicable requirements, including the FDA's QSR, can result in, among other things, warning letters, fines, injunctions, civil penalties, public notifications, recall or seizure of products, total or partial suspension of production and product revenues, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA has the authority to require repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

         The process of complying with FDA regulations with respect to new and existing products can be costly and time-consuming. FDA requirements for the Company's HTA require obtaining FDA premarket approval. The first stage of the PMA process is submission of an application for an IDE. The IDE permits clinical evaluations of products on human subjects under controlled experimental conditions by designated qualified medical institutions. For information concerning clinical trials of the HTA, see "Business-The HTA System-Results of Clinical Trials".

         The Company completed the treatment phase of the clinical trials of the HTA in early August 1999. Data from examinations one year following treatment are required for approval of its PMA application. The Company submitted twelve-month follow-up data to the FDA after review and analysis by its contract research organization in September 2000. The Company believes that the data submitted from the Phase III trial supports the safety and effectiveness of the HTA and meets both the primary and secondary endpoints criteria. If the FDA does not agree that the data supports the safety and effectiveness of the HTA, there would be a material adverse effect on the Company's business, financial condition and results of operations.

         The PMA application is a comprehensive report of data and information obtained by the applicant throughout the product's development and testing, including reports of prior inventions, QSR information, the results of bench testing of the device and other data and information including the results of the IDE clinical studies. The FDA will issue a PMA approval if it finds that the safety and effectiveness of the product have been sufficiently demonstrated and that the product complies with all applicable regulations and standards. After reviewing the PMA application, the FDA may require further clinical evaluation of the product, issue a PMA approval, or require additional patient follow-up for an indefinite period of time. Approval of the Company's PMA application for its HTA will depend on a wide variety of factors, many of which are outside the Company's control. There can be no assurance that the Company will be successful in obtaining a PMA approval for the HTA in a timely manner, or at all, which is necessary to market the Company's HTA commercially in the United States. Delays in obtaining marketing approvals and clearances in the United States or failure to obtain such authorization, could have material adverse effects on the Company and its operations. The Company was inspected in October 2000 with respect to its current facility and the Company's primary contract manufacturers for compliance of its operations with the QSR. Although it has been determined that the Company's operations at its current facility and the Company's primary contract manufacturers sufficiently conform with the FDA's current QSR to support PMA approval, withdrawal of QSR compliance status would have a material adverse effect on the Company's business, financial condition and results of operations. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, to its labeling or to its manufacturing process that affects the safety or effectiveness of the device. The timing of the PMA review process is unpredictable, and the Company's failure to obtain the necessary approval on a timely basis, or at all, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The FDA regulates the export of medical devices that have not been approved or cleared for marketing in the United States. The Company exports the HTA directly to the European Union under the provisions of the FDA Export Reform and Enhancement Act of 1996. In certain instances, however, the Company may need to apply for export approval from the FDA. Based upon the most recent inspection in October 2000, these approvals would be granted. However, there can be no assurance that such required approvals will continue be granted in the future.

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

         Medical device laws are also in effect in many countries outside the United States in which the Company does business. These range from comprehensive device approval requirements to requests for product data or certifications. The number and scope of these requirements are increasing. This trend toward increasing product regulation is evident in the European Union, where efforts are under way to harmonize the regulatory systems. In January 1995, the MDD was fully implemented in the European Union, which is intended to make regulatory requirements of European Union countries more consistent. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA approval and requirements for licensing may differ from FDA requirements. Under MDD, the Company is subject to "prior notice" of intent to conduct clinical studies in the European Union. This process, similar to the FDA IDE process, requires regulatory documents and test information to be submitted to the governmental agency of each country in which the Company intends to conduct clinical studies. In order to commence commercial marketing of its products in the European Union and the European Free Trade Association, the Company is required to file for a CE Mark approval. Although the Company obtained a CE Mark for the HTA, which allows the Company to commence marketing of the HTA in countries that are members of the European Union and the European Free Trade Association, subject to limited regulations in certain countries, there can be no assurance that the Company will be successful in obtaining CE Mark approval for any other products on a timely basis if at all, and any failure to receive or delay in receiving approval could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business-- Government Regulation".

Future Capital Needs and Applications

         The Company's capital requirements to complete the development and commercialization of the HTA depend on numerous factors including the timing and receipt of regulatory clearances and approvals, the resources required to initiate commercialization of the HTA in the United States and the extent the HTA gains market acceptance and sales. The Company believes that existing cash balances will provide adequate funding to meet the Company's minimum capital requirements for the next twelve months. However, this plan does not provide for the investment in sales and marketing activities that the Company believes will be required to successfully commercialize the HTA. The Company is considering options to secure additional financing at this time. There can be no assurance that such additional financing will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants.

         In order to attempt to maximize the return on assets of the Company and to provide a contingency plan in the event the Company does not obtain the additional capital necessary to commercialize the HTA or does not receive FDA approval for the HTA in a timely manner, or at all, the Board of Directors is evaluating various strategic alternatives that may be available to the Company, including: (i) an affiliation with a third party to exploit the HTA technology, (ii) the licensing or sale of the HTA technology, and (iii) possible reinvestment of the proceeds derived from such license or sale in an appropriate business based on the Company's existing expertise and management.

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

Dependence on Third Party Vendors

         The Company has ceased all manufacturing and has transferred its manufacturing activities for the HTA system and disposable components to third party vendors. Additionally, a number of significant components, such as thermistors and heater rods, are fabricated to the Company's specifications by single source suppliers. Establishing other sources of supply for these components would require additional development efforts by alternate vendors, resulting in time consuming responses, in addition to re-verification and re-validation requirements for these replacement parts. For certain contract manufactured products and components there are relatively few sources of supply, and establishing additional or replacement suppliers for such components or services cannot be accomplished quickly. Although the Company will try to maintain sufficient quantities of inventory of such components to minimize production delays or interruptions, there can be no assurance that the Company will find suitable alternatives at reasonable prices, if at all, or that any such alternatives will remain available to the Company. The Company's inability to obtain acceptable contract manufacturing services or suppliers of components in a timely manner or to find and maintain suitable replacement contract manufacturing services or suppliers of components would have a material adverse effect on the Company's business, financial condition and results of operations.

Limited Direct Sales Experience

         The Company has been limited to marketing of the HTA internationally with a group of specialty distributors in selected international markets. The Company has no direct international or domestic field sales force, and has only a limited number of relationships with international distributors to market the HTA. There can be no assurance that the Company will be successful in establishing additional partnership relationships on commercially reasonable terms, if at all. Achieving market acceptance for the HTA will require BEI to establish additional marketing and direct sales capability sufficient to support sales in commercial quantities. Establishing such capability will require significant financial and human resources. There can be no assurance that the Company will be able to recruit and retain additional qualified marketing or sales personnel or that future sales efforts by the Company will be successful. The failure to establish and maintain an effective distribution channel for the HTA or to establish and retain qualified and effective sales personnel to support commercial sales of the HTA would have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with International Sales

         All of the Company's sales to date of the HTA have been made internationally through a limited network of distributors. The Company's international sales are dependent upon the marketing efforts of, and sales by, these distributors. BEI may also rely on these distributors to assist it in obtaining reimbursement approvals from both government and private insurers in certain international markets. In general, the Company has chosen to operate through small distribution firms because of its belief that these firms will devote greater attention to the HTA. The use of small distributors increases the risks associated with financial instability of distributors, which includes the risk that distributors will cease operations or will be unable to satisfy financial obligations to the Company. If a distributor were to fail to invest adequate capital promoting the HTA or were to cease operation, the Company would likely be unable to achieve significant revenues in the territory. In addition, because the Company has limited the resources directed at supporting international sales, it has only limited sell-through with many of its distributors. BEI also does not currently have distributors in a number of significant international markets that it has targeted and will need to establish additional international distribution relationships. There can be no assurance that the Company will engage qualified distributors on commercially reasonable terms in a timely manner. The failure to engage such distributors or the failure of such distributors to achieve significant revenues from sales of the HTA would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company's disposable HTA procedure kit and the HTA system are manufactured by third party vendors, who are responsible for registering and maintaining their own facility regulatory and compliance approvals. Any regulatory or compliance actions against a third party vendor by either the FDA or any other regulatory body could affect the third party vendor's ability to supply the Company, which in turn could have a material adverse impact on the Company.

         In addition to patents, BEI relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to an individual by the Company during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties or utilized by the individual, except in specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering services to BEI shall be the exclusive property of the Company. There can be no assurance that the Company's proprietary information will not be misused or confidentiality agreements with employees, consultants and others will not be breached, that the Company will become aware of such breach or will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. See "Business -- Research and Development; Technology" and "-- Patents and Proprietary Technology".

Uncertainty Relating to Third-Party Reimbursement and Healthcare Reform

         In the United States, hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third-party payors, such as government health administration authorities and private health insurance plans, to reimburse all or part of the cost associated with the treatment of patients. Although reimbursement for diagnostic and therapeutic procedures to treat uterine disorders such as menorrhagia, or dysfunctional uterine bleeding and fibroid treatment have generally been available in the United States, there is no assurance that it will continue to be the case or that the fees currently allowed for these procedures will not be reduced. BEI could also be adversely affected by changes in reimbursement policies of government or private healthcare payors, particularly to the extent that any such changes affect reimbursement for diagnostic or therapeutic procedures in which the HTA is used. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from healthcare payors for procedures in which the HTA is used, or adverse changes in government and private third-party payors' policies toward reimbursement for such procedures, could have a material adverse effect on the Company's business, financial condition and results of operations.

         Market acceptance of the HTA in international markets may be dependent in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored and private healthcare insurance. Although BEI will seek international reimbursement approvals, obtaining such approvals can require 12 to 18 months or longer and there can be no assurance that any such approvals will be obtained in a timely manner, that the Company will obtain sufficient reimbursement, or that the Company will obtain any reimbursement at all. Failure to receive additional international reimbursement approvals could have a material adverse effect on market acceptance of the HTA in the international markets in which the Company is seeking approvals and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Sales and Marketing".

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

Competition; Uncertainty of Technology Change

         One of the principal competitors for the Company's HTA is Gynecare, a subsidiary of Ethicon, Inc./Johnson & Johnson ("J&J"), whose ThermaChoice balloon, a device for endometrial ablation, was cleared to be marketed in the United States by the FDA in December 1997. Other products of principal competitors that the Company believes are currently undergoing clinical trials in the United States include: First Option, a product of CryoGen, which is a cryogenic probe that creates an iceball within the uterus; NovaSure, a product of Novacept, which utilizes a bipolar electrosurgical probe that incorporates an expandable conductive mesh that is brought into contact with the lining of the uterus through the application of suction; and the Microsulis PLC MEA device which employs a hand-held applicator to apply low power microwaves to the uterine cavity. Valleylab, a subsidiary of U.S. Surgical/Tyco, announced in February 1999 that it would be conducting a limited clinical trial of the Vesta System for endometrial ablation, which utilizes a balloon with electrodes inside the uterus and an external electrosurgical generator, in order to obtain FDA approval in the United States. The Company believes that this trial was not conducted and the Vesta System is currently not for sale in the United States. Other competitive technologies that are being sold internationally but not domestically include: Cavaterm, a product of Wallsten Medical SA, which is a hand held balloon similar to that of J&J's ThermaChoice balloon, and the Gynelase product, which is a laser intrauterine thermal therapy device distributed by Sharplan.

         Other large healthcare companies may enter the market in the future. Competing companies may succeed in developing technologies and products that are efficacious or more cost effective than the HTA. There can be no assurance that these companies will not succeed in developing technologies and products that are more effective than the HTA or that would render the Company's technologies or HTA obsolete or not competitive. The Company expects competition for devices and service to treat dysfunctional menstrual bleeding to increase. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Competition".

Product Liability Risk; Limited Insurance Coverage

         The medical device industry has historically been litigious, and BEI faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury. Although the Company has not experienced any claims to date, the Company plans to market new technology and there can be no assurance that the Company will not experience losses due to product liability claims in the future. The HTA is complex and will be used in medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death. As a result, BEI currently maintains product liability insurance with coverage limits of $1,000,000 per occurrence and $2,000,000 in the aggregate. It cannot be predicted, however, whether such insurance is sufficient, or if not, whether the Company will be able to obtain such insurance as is sufficient, to cover the risks associated with the Company's business or whether such insurance will be available at premiums that are commercially reasonable. A successful claim against, or settlement by, the Company in excess of its insurance coverage or the Company's inability to maintain insurance in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Control by Existing Stockholders and Management

         The Company's directors, officers and their affiliates beneficially own approximately 28.2% of the outstanding Common Stock (assuming exercise of vested stock options) as of September 30, 2000. As a result of such Common Stock ownership, the Company's directors, officers and their affiliates, if they voted together, would be able to exercise significant influence over the election of members of the Company's Board of Directors and other corporate actions requiring stockholder approval.

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

Forward-Looking Statements

         The statements contained in this Form 10-K Annual Report that are not historical fact are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "would", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements contained in this Form 10-K Annual Report regarding matters that are not historical facts are only predictions. The Company's future results of operations and other forward looking statements contained in the Form 10-K Annual Report, in particular the statements concerning revenues, pricing, development and commercialization of the HTA, future capital needs and Year 2000 issues, involve a number of risks and uncertainties. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. Forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of the assumptions underlying the Company's forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this Form 10-K Annual Report. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and results achieved during the period covered by any particular forward-looking statements may differ substantially from those predicted. Consequently, the inclusion of forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Executive Officers and Directors of the Company

         The directors, executive officers and key employees of the Company and their ages and titles as of December 11, 2000 are as follows:

NAME                         AGE      TITLE
----                         ---      -----

Charles Crocker              61       Chairman of the Board of Directors

Richard W. Turner            54       President and Chief Executive Officer &
                                      Director

Samuel Dickstein             60       Vice President, New Business Development
                                      and Technology

Thomas W. Fry                56       Vice President, Finance and
                                      Administration,  Secretary and
                                      Treasurer

Dr. Ralph M. Richart  (1)    66       Director

Dr. Lawrence A. Wan  (2)     62       Director

Gary D. Wrench  (1) (2)      67       Director

__________________________
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

         Mr. Charles Crocker, a founder of the Company, has served as Chairman of the Board of Directors of the Company since October 1974. Mr. Crocker served as President and Chief Executive Officer of the Company from October 1995 until September 1997. Mr. Crocker is Chairman and Chief Executive Officer of BEI Technologies, Inc. He served as President of Crocker Capital Corporation (a Small Business Investment Company), from 1970 to 1985, and as General Partner of Crocker Associates, a venture capital investment partnership, from 1970 to 1990. He currently serves as a director of Technologies, Fiduciary Trust Company International and Pope & Talbot, Inc. Mr. Crocker holds a B.S. from Stanford University and an M.B.A. from the University of California, Berkeley.

         Mr. Richard W. Turner founded in 1991 what is now the Company as a subsidiary of Electronics. Mr. Turner served as President of that subsidiary from 1991 until it merged into the Company in November 1997, and then as President of the Company until April 1998. He rejoined the Company as President and Chief Executive Officer in January 1999. He has served as a director of the Company since September 1997. Previously President of the Healthcare Group for the Cooper Companies, Mr. Turner has held executive leadership positions in the medical industry for over 20 years, including President and Director of Cooper LaserSonics, Inc., President of CooperVision, Inc., President and Chief Executive Officer/Director for Pancretec, Inc. and President of Kay Laboratories. Mr. Turner holds a B.S. from Old Dominion University, an M.B.A. from Pepperdine University and a Ph.D. from Berne University.

         Mr. Samuel Dickstein served as Vice President, New Business Development and Technology of BEI Medical Systems Company, Inc. from June 1997 until the merger of that entity into Electronics in November 1997. He served as Vice President, Operations, from the acquisition of Meditron Devices, Inc. by BEI Medical Systems Company, Inc. in 1992 until June 1997. Prior to the acquisition, Mr. Dickstein, a co-founder of Meditron Devices, Inc., served as a Vice President from 1987 to 1992. From 1979 to 1987, Mr. Dickstein was a vice president of Xylog Corporation, a subsidiary of Meditron Devices, Inc. From 1970 to 1978, Mr. Dickstein served as Electro-Medical Engineering Manager for American Cystoscope Makers (Circon Corp.). Mr. Dickstein holds a B.S.E.E. from the City College of New York and has also completed graduate level studies in Electrical Engineering at both New York University and the New Jersey Institute of Technology.

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

         Dr. Lawrence A. Wan has been a director of the Company since November 1997. He served as Vice President and Chief Technical Officer of Electronics from July 1990 to September 1997, and is currently Vice President and Chief Technical Officer of Technologies. He is also Chairman of the Board of OpticNet, Inc., which was spun off from BEI Technologies, Inc. in November 2000. From 1984 until 1990, he served as Vice President, Engineering, of Systron Donner Corporation, and also held various other technical and general management positions with that company between 1979 and 1984. From 1968 through 1979, he served as Chief Executive Officer of Sycom, Inc., a commercial electronics company which he founded. From 1964 to 1968, he worked for Hughes Aircraft Company where he headed the Radar Systems Section of the Hughes Ground Systems Group. In 1962, Dr. Wan and two other professors established an Engineering School at the University of California, Santa Barbara, where he also taught Engineering. Dr. Wan holds B.S., M.S. and Ph.D. degrees in Engineering and Applied Sciences from Yale University.

         Mr. Gary D. Wrench has been a director of the Company since 1986. He served as Senior Vice President and Chief Financial Officer of Electronics from July 1993 to September 1997. From April 1985 to July 1993, he served as Vice President of Electronics and President and Chief Executive Officer of Motion Systems Company, Inc., then a wholly owned subsidiary of Electronics that is now a part of Technologies. Previous experience includes 20 years with Hughes Aircraft Company including an assignment as President of Spectrolab, Inc., a Hughes subsidiary. He currently serves as a director of Technologies and of OpticNet, Inc. Mr. Wrench holds a B.A. from Pomona College and an M.B.A. from the University of California, Los Angeles.

Staggered Board of Directors

         The Company has a staggered Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control or management of the Company. For purposes of determining their term of office, directors are divided into three classes, with the term of office of the Class I directors to expire at the 2001 annual meeting of stockholders, the term of office of the Class II directors to expire at the 2002 annual meeting of stockholders and the term of office of the Class III directors to expire at the 2003 annual meeting of stockholders.

         Class I consists of Dr. Wan; Class II consists of Mr. Crocker and Dr. Richart; and Class III consists of Mr. Turner and Mr. Wrench. Directors elected to succeed those directors whose term expires will be elected for a three-year term of office. All directors hold office until the next annual meeting of stockholders at which their term expires, and until their successors have been duly elected and qualified. Executive officers serve at the discretion of the Board. There are no family relationships among any of the officers and directors.

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

ITEM 2. PROPERTIES

         The Company's principal executive office is located in a leased 10,926 square foot, engineering, and administrative facility in Teterboro, New Jersey. The lease agreement for the Teterboro facility expires on June 30, 2004. The monthly base rent through March 2001 is approximately $10,179, plus the Company's pro rata share of maintenance expenses and real estate taxes with minor rent increases thereafter through the end of the lease term.

         The Company leases one other facility in Chatsworth, California, which is currently vacant. The lease agreement for the Chatsworth facility expires on May 31, 2001. The monthly base rent is approximately $4,484, plus the Company's pro rata share of certain operating expenses and real estate taxes.

         Management believes that the Teterboro, New Jersey facility is adequate and suitable for the current operations of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Company's common stock was initially offered to the public in July 1989 and traded on the Nasdaq National Market System under the Nasdaq symbol "BEII". Since October 7, 1997, the Company's common stock has traded under the Nasdaq symbol "BMED".

         The closing price of the Company's common stock was $1.75 on December 11, 2000.

         Set forth below are the high and low closing sale prices on the National Market System for the periods indicated. Such quotations do not reflect retail markups, markdowns or commissions.

               2000 Fiscal Year (ended 9/30/00)

                                                        High       Low

               Fourth Quarter                           $2.38      $1.00
               Third Quarter                            $1.88      $1.00
               Second Quarter                           $3.47      $1.06
               First Quarter                            $1.75      $0.63

               1999 Fiscal Year (ended 10/2/99)

                                                        High       Low
               Fourth Quarter                           $3.50      $1.12
               Third Quarter                            $1.56      $0.94
               Second Quarter                           $2.19      $1.44
               First Quarter                            $2.06      $1.50

         As of December 11, 2000, there were approximately 314 holders of record of the Company's common stock. There are no restrictions on the Company's ability to pay dividends; however, it is currently the intention of the Board of Directors to retain all earnings, if any, for use in the Company's business and the Company does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend, among other factors, upon the earnings, capital requirements, operating results and financial condition of the Company.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data for the five fiscal years presented below is derived from the audited Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

         The data and the accompanying analysis in "Management's Discussion and Analysis of Financial Condition and Results of Operations" cover periods in which the Company's operations included business segments which are now operated by Technologies and include the results of those business segments as discontinued operations by the Company. Continuing operations of the Company are comprised of the medical device business carried on by the Company's majority-owned subsidiary BEI Medical Systems Company, Inc. prior to the Distribution, which subsequent to the Distribution comprised all of the Company's operations. In addition, on December 8, 1999, the Company completed the sale of a substantial portion of its assets to CSAC. The Asset Sale had a significant impact on the financial condition and results of operations of the Company, as both revenues and revenue generating assets were significantly reduced. For further information, see Note 1 to the Consolidated Financial Statements, the Company's Proxy Statement for Special Meeting of Stockholders, (File No. 0000929624-99-001921) and Technologies' Form 10, "General Form for Registration of Securities", as amended (File No. 0-22799) and the Technologies Form 10-K for the fiscal year ended September 27, 1997 (File No. 0-22799).

--------------------------------------------------------------------------------------------------------------------
in thousands, except per share amounts                                     Year ended
                                             -----------------------------------------------------------------------
                                               September     October 2,     October 3,  September 27,  September 28,
                                               30, 2000        1999           1998           1997          1996
--------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Revenue                                          $ 1,375       $ 8,419       $ 9,651      $ 10,005       $  9,357
Loss from continuing operations                   (2,947)       (6,909)       (4,971)       (4,348)        (2,682)
Income from discontinued operations                --               --            --         4,583          4,571
Net income (loss)                                 (2,947)       (6,909)       (4,971)          235          1,889
Loss from continuing operations per common
     share, basic and diluted                     ($0.39)       ($0.92)       ($0.68)        ($0.64)       ($0.40)
Earnings from discontinued operations per
     common share, basic and diluted               --              --          --              0.67          0.68
Earnings (loss) per common share, basic and
     diluted                                      ($0.39)       ($0.92)       ($0.68)         $0.03      $   0.28
Cash dividends per common share                      --            --          --             $0.08      $   0.08
Weighted average shares outstanding                7,615         7,503         7,354         6,817          6,737

BALANCE SHEET DATA:

Cash and cash equivalents                        $ 4,228       $ 1,397       $ 3,355       $ 9,122       $  9,128
Working capital                                    4,285         6,905         8,284        11,085         38,102(1)
Total assets                                       6,138        10,962        17,388        22,584        115,011(1)
Long-term debt                                        --            --            --            22            212
Stockholders' equity                               4,771         7,699        14,440        17,660         55,972(1)

(1) Amounts for working capital, total assets and stockholders' equity include discontinued operations for fiscal year 1996.

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

         The following discussion and analysis of the financial condition and results of operations principally reflects historical results prior to the Asset Sale. The Asset Sale had a significant impact upon the financial condition and results of operations of the Company, as both revenues and revenue generating assets were significantly reduced (see "Financial Statements and Supplementary Data"). The Company's product focus became narrowed and dependent upon the successful completion of the FDA Phase III clinical trials and commercialization of the HTA technology (see "Business -- Risk Factors"). The cash proceeds of the Asset Sale were and are being utilized by BEI: (i) to pay expenses associated with the Asset Sale in the amount of $1,292,000, including professional fees ($524,000), employee bonuses related to completion of the Asset Sale ($185,000), severance and other payments ($308,000) plus the cost of products and services associated with the Transition Agreement provided to CSAC free of charge ($275,000); (ii) to repay the amounts outstanding to Transamerica Business Credit Corporation ("TBCC"), including interest and cancellation fees; (iii) as working capital to finance completion of the FDA Phase III clinical trials and initiate commercialization of the HTA product in the United States; and (iv) to fund BEI's ongoing operating expenses.

         The Company's capital requirements to complete the development and commercialization of the HTA depend on numerous factors including the timing and receipt of regulatory clearances and approvals, the resources required to initiate commercialization of the HTA in the United States and the extent the HTA gains market acceptance and sales. The Company believes that existing cash balances will provide adequate funding to meet the Company's minimum capital requirements for the next twelve months. However, this plan does not provide for the investment in sales and marketing activities that the Company believes will be required to commercialize the HTA. The Company is considering options to secure additional financing at this time. There can be no assurance that such additional financing will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants.

Revenue
Fiscal years 2000, 1999 and 1998

         Revenues for the fiscal year ended September 30, 2000, were $1,375,000, a decrease of $7,044,000 from the fiscal year ended October 2, 1999. The lower revenue reflects the impact of the Asset Sale on December 8, 1999. Approximately 96.8% of the Company's revenues for fiscal year 1999 were derived from products that were included in the Base Business sold to CSAC. Fiscal year 2000 included revenues from the Base Business for approximately nine weeks compared to all of fiscal year 1999. International revenues from shipments to distributors of the Company's HTA products for endometrial ablation declined to $191,000 in fiscal year 2000 from $269,000 in fiscal year 1999. The higher revenue in fiscal year 1999 reflects shipments to international distributors of instrumentation primarily for use in clinical demonstrations and symposia and represents limited commercial shipments to private health care services and end-users that were not repeated in fiscal year 2000, while shipments in fiscal year 2000 were primarily disposable kits which are used each time the procedure is performed.

         In fiscal year 1999, the Company's revenues decreased 12.8% to $8,419,000 compared to $9,651,000 in fiscal year 1998. Revenues from gynecological products were $6,335,000 in fiscal year 1999, reflecting a decrease of $1,148,000 or 15.3%. The decline in gynecological revenues was reflected in all major product categories but primarily reflected the impact of reduced shipments of reusable instruments to domestic customers due to soft market conditions and increased competition. Additionally, revenues from disposable instruments declined by $189,000 or 5.9% reflecting the market impact early in the fiscal year of a temporary supply shortfall from one outside vendor and soft market conditions in the fourth quarter of fiscal 1999. Revenues from gastrointestinal products declined $211,000 or 22.4%, reflecting lower volume in electrosurgical generators and related disposable products. Partially offsetting the above were higher OEM revenues which increased to $1,086,000 or 14.6% in fiscal year 1999 compared to $948,000 in fiscal year 1998.

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

         The Company's revenues from international customers were approximately 25.3%, 17.2% and 15.5% of the Company's revenue for fiscal years 2000, 1999 and 1998, respectively. Currently, all of the Company's revenues are from international customers since the HTA is not approved for sale in the Untied States. International revenues can vary significantly depending on the timing of shipments and size of orders.

Cost of Revenues and Gross Profit (Loss)

         The negative gross profit of $89,000 in fiscal year 2000 compared to the gross profit of $3,237,000 in fiscal year 1999 reflects the impact of the Asset Sale and the resulting absorption of fixed overhead expenditures over a significantly lower revenue base. Overhead expenses for the fiscal year 2000 were approximately $607,000, excluding costs allocated to the products included in the Asset Sale in the first fiscal quarter of fiscal 2000.

         Gross profit as a percentage of revenues decreased to 38.4% in fiscal year 1999 compared to 41.6% for fiscal year 1998. The decrease was principally due to a write-down of the bipolar product line of approximately $173,000 to reflect negotiated concessions related to the sale of this category of inventory to CSAC pursuant to the Asset Purchase Agreement. In addition, the decrease reflects a change in the product mix, with a larger portion of lower margin products being sold during fiscal year 1999 compared to fiscal year 1998, and higher overhead absorption costs resulting from the reduced volume. Partially offsetting the reduction in gross margins were decreases in direct labor and overhead costs of $410,000 for fiscal year 1999, compared to the prior period. This decrease resulted primarily from the consolidation of the Company's manufacturing and distribution facilities, which was completed in the fourth quarter of fiscal 1998.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses declined $3,540,000 to $3,810,000 for the fiscal year ended September 30, 2000 compared to $7,350,000 in fiscal year 1999. The decline in expenses for fiscal year 2000 reflects reduced sales and marketing costs of $2,277,000, representing a 64.2% decline. As a result of the Asset Sale, the Company had a reduction in revenue related expenditures for personnel, employee benefits, commissions and other marketing costs; reduced administrative expenses of $1,016,000, representing a 30.9% decline; reduced amortization of intangible assets of $351,000, representing a 74.7% decline; and reduced foreign exchange losses of $35,000. These decreases were partially offset by the write down of the carrying value of certain fixed assets and accounts receivable to their estimated net realizable value following the Asset Sale of $139,000. The increase in the selling, general and administrative expenses as a percentage of revenue for fiscal year 2000 compared to the fiscal year 1999 reflects the impact of the Asset Sale and the lower revenue on the fixed portion of selling, general and administrative expenditures.

         In fiscal year 1999, selling, general and administrative expenses decreased $1,338,000 to $7,350,000 compared to $8,688,000 for fiscal year 1998.
The decline in expenses reflected reduced amortization of intangible assets of $526,000 following the sale of a previously acquired product line, as well as the impact of a non-compete agreement that became fully amortized during the second quarter of fiscal 1998. Selling expenses declined approximately $841,000 for fiscal year 1999 compared to fiscal year 1998, reflecting lower commissions and marketing expenses as a result of Company efforts to reduce selling costs. Additionally, the decrease reflected the absence in fiscal year 1999 of a one-time net charge of $159,000 incurred in fiscal 1998. Fiscal 1998 results included the benefit of $701,000 representing the reversal of previously expensed legal fees which were reimbursed by the Company's insurance carrier, partially offset by a charge of approximately $329,000 related to the consolidation of the Company's facilities and a charge of $531,000 to reduce the carrying value of certain intangible assets to their net realizable value. Partially offsetting the above were increased administrative expenses of approximately $511,000 reflecting higher legal and other professional services fees, salaries and fringe benefits.

Research, Development and Related Expenses

         Research, development and related expenses were $1,661,000 in fiscal year 2000 compared to $3,184,000 in fiscal year 1999. The reduced spending of $1,523,000 or 47.8% resulted from the completion of the patient treatment portion of the HTA Phase III clinical trial in the United States in early August 1999, therefore the rate of spending required to support the clinical trial in fiscal year 2000 declined significantly from the levels that were required during the patient treatment phase in fiscal year 1999.

         Research, development and related expenses were $3,184,000 for fiscal year 1999 compared to $2,866,000 for fiscal year 1998. The increased spending reflected expenses associated with recruiting and treating patients as part of the HTA Phase III clinical trial in the United States. The Company received approval from the Food and Drug Administration ("FDA") to proceed to the Phase III portion of the HTA clinical trial in July 1998 and in September 1998 began to treat patients under the approved protocol. As of August 6, 1999, all of the patients in the clinical trial were treated.

Gain on Asset Sale

         The gain on asset sale reflects the closing of the Asset Sale on December 8, 1999. See Note 1 to the Consolidated Financial Statements for further information on the Asset Sale.

Interest Income

         Interest income in fiscal years 2000, 1999 and 1998 was comprised of interest income earned on highly liquid investments. Interest income increased to $299,000 in the fiscal year ended September 30, 2000 compared to $105,000 in the fiscal year ended October 2, 1999, as a result of higher average cash balances on hand during the fiscal year, reflecting the investment of cash received from the Asset Sale.

         Interest income declined to $105,000 in fiscal year 1999 compared to $312,000 in fiscal year 1998, as a result of lower average cash balances during the period.

Interest Expense

         Interest expense declined to $49,000 in fiscal year 2000 compared to $96,000 for the comparable period of fiscal year 1999. The decrease reflects the payment in full on December 8, 1999 of the borrowings under the credit facility with TBCC, utilizing a portion of the proceeds of the Asset Sale.

         Interest expense increased to $96,000 in fiscal year 1999 compared to $21,000 in fiscal year 1998 as a result of the Company's credit facility, with TBCC, which the Company entered into in May 1999.

Income Tax Benefit

         The Company recognized an income tax benefit of $580,000 during fiscal year 2000 compared to a benefit of $379,000 recognized in fiscal year 1999. The income tax benefit in fiscal year 2000 resulted from the favorable settlement of a disputed tax item related to the spin-off of BEI Technologies, Inc. The income tax benefit in fiscal 1999 reflected the Company's ability to carryback losses and collect a refund against prior years' taxes paid on the earnings of previously discontinued operations. The amount of carryback available to the Company was limited to the taxes paid on earnings of the previous two fiscal years.

         On November 27, 2000 the Company received approval for the sale of $3,986,000 of New Jersey net operating loss carryforwards, pursuant to the Technology Business Tax Certificate Program. This program allows for the sales of New Jersey net operating loss carryforwards to profitable New Jersey corporations. Cash in the amount of approximately $281,000 was received from this sale. Accordingly, the Company revised its valuation allowance by such amount at September 30, 2000.

         The income tax benefit was $379,000 in fiscal year 1999 compared to $2,279,000 in fiscal year 1998. The reduced tax benefit in fiscal year 1999 resulted from the reduced amount of remaining carryback available to the Company compared to fiscal year 1998.

         There is no remaining carryback available to the Company after fiscal year 1999. The federal net operating losses from fiscal year 1999 that cannot be carried back against prior years' earnings and the net operating loss from fiscal year 2000 are approximately $6.1 million. The Company projects losses to continue in fiscal year 2001. These losses would remain available to the Company on a carryforward basis to offset any future earnings, however, deferred income tax assets attributable to these net operating losses have been fully offset by a valuation allowance in the financial statements, as their future realization is uncertain.

Extraordinary Loss on Extinguishment of Debt

         The extraordinary loss on extinguishment of debt reflects that as a result of the Asset Sale, both the Term Loan and the Revolving Loan were repaid in full on December 8, 1999 (see Note 4 to the Consolidated Financial Statements). Cancellation fees aggregating $85,000 were incurred in connection with such termination. Such fees, as well as the unamortized portion of the deferred financing fees for the debt of $45,000, have been reflected as an extraordinary loss in the accompanying consolidated statement of operations.

Liquidity and Capital Resources

         Historically, BEI has incurred significant operating losses and expects losses to continue for at least the next two to three years. The Company is dependent on a single product, the HTA, to achieve commercial success and generate sufficient future revenues and profits to fulfill capital needs. In addition, the Company expects that it will continue to expend substantial resources in support of regulatory and reimbursement approvals, expansion of marketing and sales activities and research and development. BEI's future revenues will depend upon, among other factors, receipt of FDA approval to market the HTA and its ability to cost effectively commercialize the HTA. The Company's capital requirements to complete the development and commercialization of the HTA depend on numerous factors including the timing and receipt of regulatory clearances and approvals, the resources required to initiate commercialization of the HTA in the United States and the extent the HTA gains market acceptance and sales.

         The Company believes that existing cash balances will provide adequate funding to meet the Company's minimum capital requirements for the next twelve months. However, this plan does not provide for the investment in sales and marketing activities that the Company believes will be required to successfully commercialize the HTA. The Company is considering options to secure additional financing at this time. There can be no assurance that additional financing will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants.

         In order to attempt to maximize the return on assets of the Company and to provide a contingency plan in the event the Company does not obtain the additional capital necessary to commercialize the HTA or does not receive FDA approval for the HTA in a timely manner, or at all, the Board of Directors is evaluating various strategic alternatives that may be available to the Company, including: (i) an affiliation with a third party to exploit the HTA technology,
(ii) the licensing or sale of the HTA technology, and (iii) possible reinvestment of the proceeds derived from such license or sale in an appropriate business based on the Company's existing expertise and management.

         There can be no assurance that the HTA will receive FDA approval or, if such approval is received that the Company will successfully commercialize the HTA or that the Company will achieve significant revenue from either international or domestic sales of the HTA. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. In the event the Company is unable to achieve profitability or secure additional sources of capital, its ability to continue, as a going concern may be severely impaired. The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments relating to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         During fiscal year 2000, cash used by operations was $4,837,000 principally due to the net loss for the year of $2,947,000 and the add back of the gain on the Asset Sale of $1,913,000 for presentation purposes in the cash flows statement. Cash provided by investing activities during fiscal year 2000 of $8,667,000 was generated by the Asset Sale net proceeds of $8,965,000. Cash used in financing activities was $999,000 reflecting repayment in full of all of the Company's debt under its credit facility with TBCC.

         The Company had no material capital or other commitments as of September 30, 2000.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000. Because the Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments, management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's consolidated financial position or results of operations.

Effects of Inflation

         Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments. The operations of the Company are conducted primarily in United States dollars and, as such, are not subject to material foreign currency exchange rate risk and the Company has no outstanding debt. Accordingly, the Company believes its market risk exposures are not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED BALANCE SHEETS
BEI Medical Systems Company, Inc. and Subsidiaries

----------------------------------------------------------------------------------------------------------------------
dollars in thousands except share amounts                                          September 30,          October 2,
                                                                                       2000                  1999

----------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets
  Cash and cash equivalents                                                            $4,228             $  1,397
  Restricted cash                                                                         157                  154
  Marketable securities                                                                   311                  103
  Trade receivables, less allowance for doubtful accounts
         (2000--$34; 1999--$93)                                                            59                  338
  Inventories                                                                             433                  339
  Refundable income taxes                                                                 367                  487
  Other current assets                                                                     97                   68
  Net assets held for sale                                                                 --                7,282
----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                    5,652               10,168

Property and equipment
  Equipment                                                                               534                1,125
  Leasehold improvements                                                                   71                   32
----------------------------------------------------------------------------------------------------------------------
                                                                                          605                1,157
  Less accumulated depreciation and amortization                                         (389)                (734)
----------------------------------------------------------------------------------------------------------------------
Net property and equipment                                                                216                  423

Other assets

 Patents, less accumulated amortization
     (2000--$102; 1999--$48)                                                              179                  234
  Other                                                                                    91                  137
----------------------------------------------------------------------------------------------------------------------
Total other assets                                                                        270                  371
----------------------------------------------------------------------------------------------------------------------
Total assets                                                                           $6,138              $10,962
======================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
BEI Medical Systems Company, Inc. and Subsidiaries

----------------------------------------------------------------------------------------------------------------------
dollars in thousands except share amounts                                           September 30,          October 2,
                                                                                        2000                  1999
----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
Current liabilities

  Trade accounts payable                                                                 $304                 $536

  Accrued expenses and other liabilities                                                1,063                1,727

  Notes payable                                                                            --                1,000
----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                               1,367                3,263


Stockholders' equity

  Preferred stock
     ($.001 par value; authorized 2,000,000 shares; none issued)                           --                   --

  Common stock
     ($.001 par value; authorized 20,000,000 shares; issued and
     outstanding; 2000--7,865,922 shares; 1999--7,685,707 shares)                          10                   10

  Additional paid-in capital                                                           16,175               16,174

  Accumulated deficit                                                                 (11,381)              (8,434)

  Unrealized loss on investments                                                          (33)                  --

  Unearned restricted stock                                                                --                  (51)
----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                              4,771                7,699
----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                             $6,138              $10,962
======================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
BEI Medical Systems Company, Inc. and Subsidiaries

-------------------------------------------------------------------------------------------------------------------
                                                                                   Year Ended
-------------------------------------------------------------------------------------------------------------------
dollars in thousands except share and                           September 30,       October 2,       October 3,
per share amounts                                                    2000              1999             1998
-------------------------------------------------------------------------------------------------------------------
Revenue                                                             $1,375            $8,419           $9,651
Cost of sales                                                        1,464             5,182            5,638
-------------------------------------------------------------------------------------------------------------------
     Gross profit (loss)                                               (89)            3,237            4,013

Selling, general and administrative expenses                         3,810             7,350            8,688
Research, development and related expenses                           1,661             3,184            2,866
Gain on Asset Sale                                                  (1,913)               --               --
-------------------------------------------------------------------------------------------------------------------
                                                                     3,558            10,534           11,554
-------------------------------------------------------------------------------------------------------------------
     Loss from operations                                           (3,647)           (7,297)          (7,541)

Interest income                                                        299               105              312
Interest expense                                                       (49)              (96)             (21)
-------------------------------------------------------------------------------------------------------------------
     Loss before income taxes and extraordinary item                (3,397)           (7,288)          (7,250)

Income tax benefit                                                    (580)             (379)          (2,279)
-------------------------------------------------------------------------------------------------------------------
     Loss before extraordinary item                                 (2,817)           (6,909)          (4,971)

Extraordinary loss on extinguishment of debt                          (130)               --               --
-------------------------------------------------------------------------------------------------------------------
     Net loss                                                      ($2,947)          ($6,909)         ($4,971)
===================================================================================================================

Loss before  extraordinary  loss per common share, basic
     and diluted                                                     ($0.37)           ($0.92)          ($0.68)

Extraordinary loss on extinguishment of debt, basic and
     diluted                                                         ($0.02)            --               --
-------------------------------------------------------------------------------------------------------------------
Net loss per common share, basic and diluted                         ($0.39)           ($0.92)          ($0.68)
===================================================================================================================

Weighted average shares outstanding                               7,614,847         7,503,463        7,354,416
===================================================================================================================
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BEI Medical Systems Company, Inc. and Subsidiaries

--------------------------------------------------------------------------------------------------------------------
                                                                                    Year Ended
--------------------------------------------------------------------------------------------------------------------
                                                                 September 30,      October 2,       October 3,
dollars in thousands                                                 2000              1999             1998
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                         ($2,947)          ($6,909)         ($4,971)
Adjustments to reconcile net loss to net cash used in
     operating activities:
  Depreciation                                                         137               331              311
  Amortization                                                         170               639            1,115
  Provision for losses on trade receivables                              5                74               76
  Loss (gain) on sale of assets                                     (1,913)               --              545
  Deferred income tax provision (benefit)                               --               174             (233)
  Write off of fixed assets                                            157                --               --
Changes in operating assets and
     liabilities, net of acquisitions
     and dispositions:
  Trade receivables                                                    480               306              (15)
  Inventories                                                          (75)              921             (423)
  Refundable income taxes                                              120             1,897           (2,374)
  Other assets                                                          (6)              118              (31)
  Trade accounts payable, accrued expenses and other
     liabilities                                                      (965)             (339)            (172)
--------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                               (4,837)           (2,788)          (6,172)
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                 (77)              (41)            (372)
  Proceeds from sale of assets                                       8,965                --              975
  Purchases of marketable securities                                  (244)             (108)              --
  Other                                                                 23                --              (24)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                  8,667              (149)             579
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from borrowings and issuance of warrants                    500             1,000               --
  Repayment of long-term debt and other                             (1,500)              (21)            (191)
  Proceeds from stock option exercises                                   1                --               17
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                   (999)              979             (174)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents
  Cash and cash equivalents at beginning of year                     2,831            (1,958)          (5,767)
                                                                     1,397             3,355            9,122
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                            $4,228            $1,397           $3,355
====================================================================================================================
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
BEI Medical Systems Company, Inc. and Subsidiaries

-----------------------------------------------------------------------------------------------------------------------
dollars in thousands                                                                  Un-
                                                                                    realized     Unearned
                                                       Additional     Accumu-       loss on     restricted
                                           Common        paid-in       lated        invest-      stock and
                                            Stock        capital      deficit        ments         other      Total
-----------------------------------------------------------------------------------------------------------------------
Balances at September 27, 1997                 $10      $14,204      $ 3,446           $--        $  --      $17,660
Net loss for 1998                                                     (4,971)                                 (4,971)
Restricted Stock Plan                                       329                                    (250)          79
Deferred compensation                                       218                                     (86)         132
Stock options exercised                                      17                                                   17
Conversion of minority interest                           1,523                                                1,523
-----------------------------------------------------------------------------------------------------------------------
Balances at October 3, 1998                     10       16,291       (1,525)           --         (336)      14,440
-----------------------------------------------------------------------------------------------------------------------
Net loss for 1999                                                     (6,909)                                 (6,909)
Restricted Stock Plan                                      (175)                                    231           56
Deferred compensation                                                                                54           54
Issuance of warrants                                         58                                                   58
-----------------------------------------------------------------------------------------------------------------------
Balances at October 2, 1999                     10       16,174       (8,434)           --          (51)       7,699
-----------------------------------------------------------------------------------------------------------------------
Net loss for 2000                                                     (2,947)                                 (2,947)
Restricted Stock Plan                                                                                20           20
Deferred compensation                                                                                31           31
Stock options exercised                                       1                                                    1
Unrealized loss on investment                                                          (33)                      (33)
-----------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2000                 $10      $16,175     ($11,381)         ($33)       $  --      $ 4,771
=======================================================================================================================

See notes to consolidated financial statements

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES
September 30, 2000


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

     The Asset Sale: On December 8, 1999, BEI completed the sale of a substantial portion of the assets of the Company to CooperSurgical Acquisition Corp., a Delaware corporation ("CSAC"), for approximately $10.3 million in cash, pursuant to an Asset Purchase Agreement, dated as of October 1, 1999, between the Company and CSAC, as amended (the "Asset Purchase Agreement") (the "Asset Sale"). The assets sold constitute a business of developing, manufacturing, marketing and servicing a broad array of advanced systems and devices for diagnostic and therapeutic procedures in the medical fields of gynecology and gastroenterology (the "Base Business"). Following the Asset Sale, the Company is focusing exclusively on developing a new therapeutic system, the Hydro ThermAblator (the "HTA") for treatment of dysfunctional uterine bleeding.

     The cash consideration received at the closing of the Asset Sale, after certain post-closing adjustments, was $10,257,000. The consideration received by the Company also included the assumption of $331,000 of specified liabilities, the assumption of liabilities under certain contracts of the Company, and the forgiveness of royalty payments that may in the future have been owed by the Company to an affiliate of CSAC in an amount of up to $100,000. In addition, as a condition to the consummation of the Asset Sale, the Company entered into a noncompetition agreement with and for the benefit of CSAC for a period of five years.

     The Company recorded a net gain on the sale of the Base Business of $1,913,000. The key components of the gain are as follows:

       Dollars in thousands
       Proceeds                               $10,257(1)
       Less: transaction costs                 (1,292)(2)
                                              -----------
       Net proceeds                             8,965
       Less: net assets sold                   (7,052)
                                              -----------
       Gain on Asset Sale                      $1,913
                                              ===========

(1) Reflects proceeds from the Asset Sale received at closing of $10,538,000, less certain post-closing adjustments of $281,000.

(2) Transaction costs of $1,292,000 include professional fees paid by BEI in connection with the Asset Sale ($524,000), employee bonuses related to completion of the Asset Sale ($185,000), severance

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES
September 30, 2000


     payments and other costs ($308,000), and the cost of products and services provided to CSAC free of charge ($275,000) pursuant to the Transition Agreement dated December 8, 1999 between the Company and CSAC. As of September 30, 2000, all such costs have been paid, other than remaining liabilities of approximately $7,000.

     The net assets of the Base Business as of the closing on December 8, 1999 and as of October 2, 1999 are reflected in the table below. The net assets of the Base Business as of October 2, 1999, which totaled $7,282,000, are included in the accompanying condensed consolidated balance sheet as net assets held for sale:

     dollars in thousands                                                    December 8, 1999  October 2, 1999
     ----------------------------------------------------------------------------------------------------------
     Trade receivables, net                                                        $1,048            $1,179
     Inventories                                                                    1,808             1,827
     Property and equipment, net                                                       98               107
     Tradenames, patents and related assets, net                                    1,354             1,381
     Goodwill, net                                                                  3,075             3,113
          Less: trade accounts payable, accrued expenses and other
                assumed liabilities                                                  (331)             (325)
     ----------------------------------------------------------------------------------------------------------
        Net assets held for sale                                                   $7,052            $7,282
     ==========================================================================================================

     The following unaudited pro forma statements of operations data has been prepared assuming the Asset Sale was completed as of October 3, 1998. The pro forma financial data is presented for illustrative purposes only and is not necessarily indicative of any future results of operations or the results that might have occurred if the Asset Sale had actually occurred on the indicated date.

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES
September 30, 2000


Statement of Operations Data
(in thousands, except per share amounts)

                                      Fiscal Year ended September 30, 2000          Fiscal Year ended October 2, 1999
                                    ----------------------------------------        ---------------------------------
                                                   Pro Forma      Pro Forma                    Pro Forma      Pro Forma
                                    Historical    Adjustments    as Adjusted     Historical   Adjustments    as Adjusted
                                    ----------    -----------    -----------     ----------   -----------    -----------

 Revenues......................        $1,375        $1,184(1)       $191          $8,419        $8,150(1)       $269
 Cost of revenues..............         1,464           642(1)        822           5,182         4,236(1)        946
                                   ------------------------------------------  ------------------------------------------
   Gross profit (loss).........           (89)          542(1)       (631)(4)       3,237         3,914(1)       (677)(4)

 Selling, general and
   administrative expenses              3,810           434(1)      3,376           7,350         3,248(1)      4,102
 Research, development and
   related expenses                     1,661            --         1,661           3,184            --         3,184
 Gain on Asset Sale............        (1,913)       (1,913)(2)        --              --            --            --
                                   ------------------------------------------  ------------------------------------------
                                        3,558        (1,479)        5,037          10,534         3,248         7,286
                                   ------------------------------------------  ------------------------------------------
   Loss from operations........        (3,647)        2,021        (5,668)         (7,297)          666        (7,963)

Interest income................           299            --           299             105                         105
Interest expense...............           (49)          (49)(3)        --             (96)          (96)(3)        --
                                   ------------------------------------------  ------------------------------------------
   Loss before income taxes
   and extraordinary item......        (3,397)        1,972        (5,369)         (7,288)          570        (7,858)

Income tax benefit.............          (580)           --          (580)           (379)           --          (379)
                                   ------------------------------------------  ------------------------------------------
   Loss before extraordinary
     item......................        (2,817)        1,972        (4,789)         (6,909)          570        (7,479)
 Extraordinary loss on
   extinguishment of debt......          (130)         (130)(3)        --              --            --            --
                                   ------------------------------------------  ------------------------------------------
   Net loss ...................       ($2,947)       $1,842       ($4,789)        ($6,909)         $570       ($7,479)
                                   ==========================================  ==========================================

 Loss per Common Share:
 Loss before extraordinary
   loss per common share,
   basic and diluted...........        ($0.37)                     ($0.63)         ($0.92)                    ($1.00)
 Extraordinary loss on
   extinguishment of debt,
   basic and diluted...........        ($0.02)                         --              --                         --
                                   ------------------------------------------  ------------------------------------------
 Net loss per common share,
   basic and diluted...........        ($0.39)                     ($0.63)         ($0.92)                    ($1.00)
                                   ==========================================  ==========================================

 Weighted average shares
   outstanding.................         7,615                       7,615           7,503                       7,503
                                   ==========================================  ==========================================

------------
(1) To give retroactive effect to the decrease in revenues and operating expenses attributable to cessation of substantially all operating activities of the Company as a result of the Asset Sale, other than that which is required to support the ongoing development of its HTA product.
(2)      To eliminate the gain on Asset Sale.

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES
September 30, 2000


(3) To reflect a reduction in interest expense and elimination of the extraordinary loss on extinguishment of debt incurred related to the Transamerica Business Credit Corporation credit facility, assuming the application of proceeds from the Asset Sale to repay the outstanding indebtedness under this facility and financing charges on accounts receivable related to the Base Business.
(4) The pro forma negative gross margin for the fiscal year ended September 30, 2000, of $631,000, reflects direct product costs and fixed manufacturing costs for the HTA business of $697,000, as well as pro forma allocation of $125,000 of fixed manufacturing overhead costs from the first quarter of fiscal year 2000 prior to the Asset Sale, which were projected to continue following the Asset Sale. The pro forma negative gross margin for the fiscal year ended October 2, 1999, of $677,000, reflects direct product costs for the HTA business of $208,000, as well as pro forma allocation of $738,000 of fixed manufacturing overhead costs, which were projected to continue following the Asset Sale.

     Operating Results and Liquidity: Historically, BEI has incurred significant operating losses and expects losses to continue for at least the next two to three years. The Company is dependent on a single product, the HTA, to achieve commercial success and generate sufficient future revenues and profits to fulfill capital needs. In addition, the Company expects that it will continue to expend substantial resources in support of regulatory and reimbursement approvals, expansion of marketing and sales activities and research and development. BEI's future revenues will depend upon, among other factors, receipt of Food and Drug Administration ("FDA") approval to market the HTA and its ability to cost effectively commercialize the HTA. The Company's capital requirements to complete the development and commercialization of the HTA depend on numerous factors including the timing and receipt of regulatory clearances and approvals, the resources required to initiate commercialization of the HTA in the United States and the extent the HTA gains market acceptance and sales.

     The Company believes that existing cash balances will provide adequate funding to meet the Company's minimum capital requirements for the next twelve months. However, this plan does not provide for the investment in sales and marketing activities that the Company believes will be required to successfully commercialize the HTA. The Company is considering options to secure additional financing at this time. There can be no assurance that additional financing will be available on terms attractive to the Company, or at all.

     In order to attempt to maximize the return on assets of the Company and to provide a contingency plan in the event the Company does not obtain the additional capital necessary to commercialize the HTA or does not receive FDA approval for the HTA in a timely manner, or at all, the Board of Directors is evaluating various strategic alternatives that may be available to the Company, including: (i) an affiliation with a third party to exploit the HTA technology,
(ii) the licensing or sale of the HTA technology, and (iii) possible reinvestment of the proceeds derived from such license or sale in an appropriate business based on the Company's existing expertise and management.

     There can be no assurance that the HTA will receive FDA approval or, if such approval is received that the Company will successfully commercialize the HTA or that the Company will achieve significant revenue from either international or domestic sales of the HTA. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. In the event the Company is unable to achieve profitability or secure additional sources of capital, its ability to continue as a going concern may be severely impaired. The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments relating to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 2
Summary of Significant Accounting Policies

     Operations: Prior to the Asset Sale, the Company was a manufacturer of diagnostic and therapeutic products focused on gynecology and women's health issues. In the U.S., the Company utilized independent

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES
September 30, 2000


manufacturers' representative organizations, direct sales representatives, telemarketers and domestic distributors to market its products directly to end users, hospitals, surgical centers and doctors' offices. Products were also sold through a network of international distributors. BEI's operations consisted of Zinnanti Surgical Instruments, Xylog Corporation, Meditron Devices, Inc., and BEI Medical Systems International, Inc. in Teterboro, New Jersey.

     The accompanying consolidated financial statements include the historical results of operations of the Company prior to the Asset Sale. The Asset Sale has had a significant impact upon the financial condition and results of operations of the Company, as both future revenues and revenue generating assets have been significantly reduced and the Company's product focus has become narrowed and dependent upon the successful completion of the FDA Phase III clinical trials and commercialization of the HTA technology.

     Fiscal Year: The Company's fiscal year ends on the Saturday nearest September 30. Fiscal year 1998 contained 53 weeks. Fiscal years 2000 and 1999 each contained 52 weeks.

     Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Restricted Cash: Reflects funds on deposit to guarantee payment of a letter of credit issued by the Company to the Belgium government in order to secure payment of taxes related to the Company's prior overseas activities in that country. The Company anticipates that the Belgium government will a issue final tax clearance during fiscal year 2001 enabling the Company to cancel the letter of credit and the restriction on these funds.

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

     Reclassification: Certain prior year amounts have been reclassified to conform to the current year's presentation.

     Revenue Recognition: Revenue is recognized on the HTA control units and the disposable kits as products are shipped.

     Inventories: Inventories are carried at the lower of cost (first-in, first-out method) or market.

     Depreciation and Amortization: Plant and equipment are recorded at cost. Depreciation and amortization are provided in amounts sufficient to amortize the cost of such assets over their estimated useful lives, which range from three to ten years, using the straight-line method.

     Long-Lived Assets: The Company accounts for any impairment of its long-lived assets using Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121 ("FAS No. 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Long-lived assets consist of plant and equipment, patents, and trade names, related non-competition agreements and goodwill acquired in purchase acquisitions. Patents and non-competition agreements are being amortized on a straight-line basis over their terms. Trade names are amortized on a straight-line basis over ten to twenty-five years. Goodwill consists of the

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES
September 30, 2000


excess of cost over fair value of net tangible assets and identifiable intangible acquired in purchase acquisitions. Goodwill is amortized by the straight-line method over twenty years. The carrying value of long-lived assets will be reviewed if the facts and circumstances suggest that they may be impaired. Impairment is determined based on undiscounted future cash flows over the expected period of use. If impairment is indicated, the carrying value of long-lived assets would be reduced to fair value. For the year ended September 30, 2000 as a result of the Asset Sale the Company incurred a charge of $139,000 to write-down certain assets that were no longer utilized. In connection with the sale of the Company's GyneSys and HysteroSys product lines in fiscal 1998, intangible assets of $1,133,000 were sold. Based upon the final sales price of these assets, the Company reduced the carrying value of the intangible assets to be disposed of to net realizable value. The total amount of the charge, $531,000 has been included in the selling, general and administrative expenses for the year ended October 3, 1998.

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

     Per Share Information: Earnings per common share are calculated in accordance with SFAS No. 128, "Earnings Per Share". This statement requires the dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and resulted in the issuance of common stock that then shared in the earnings or loss of the Company. Diluted EPS is computed using the treasury stock method when the effect of common stock equivalents would be dilutive. As a result of the net loss for all periods presented weighted average shares used in the calculation of basic and diluted loss per share are the same. Weighted average shares exclude unvested restricted stock, which amounted to approximately 71,000, 139,000 and 184,000 shares for 2000, 1999 and 1998, respectively. Common stock equivalents are excluded from the loss per share calculation for all periods presented because the effect would be anti-dilutive.

     Research and Development Costs: Company-sponsored research and product development costs are charged to expense when incurred.

     Advertising Costs: Advertising costs are charged to expense when incurred and were approximately $252,000, $371,000 and $489,000 in fiscal years 2000, 1999 and 1998, respectively.

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

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES
September 30, 2000


Note 3
Inventories

     dollars in thousands                    2000             1999
     -----------------------------------------------------------------
     Finished products                       $143              $87
     Work in process                          212              118
     Materials                                 78              134
     -----------------------------------------------------------------
        Inventories                          $433             $339
     =================================================================

Note 4
Bank Credit Agreement

     The Company had an agreement, dated as of May 7, 1999, with Transamerica Business Credit Corporation ("TBCC") to provide senior secured financing. TBCC provided the Company with a revolving credit facility under which the Company could from time to time borrow an aggregate amount not to exceed $1,000,000 (the "Revolving Loan") and a term loan ("Term Loan") in the amount of $1,000,000, bearing interest at a rate of 14.14%. On November 1, 1999, the Company borrowed $500,000 under the Revolving Loan. All borrowings under the TBCC agreement were collaterized by all of the assets of the Company.

     As a result of the Asset Sale, both the Term Loan and the Revolving Loan were repaid in full on December 8, 1999 and all of the related agreements were terminated. Cancellation fees aggregating $85,000 were incurred in connection with the termination of the agreement. Such fees, as well as the unamortized portion of the deferred financing fees for the debt of $45,000, have been reflected as an extraordinary loss in the accompanying consolidated statement of operations.

     Interest of approximately $43,000 was paid on the Term Loan and Revolving Loan in fiscal year 2000. Interest of approximately $89,000 and $7,000 was paid on long-term debt by the Company during fiscal years 1999 and 1998, respectively. The Company also paid interest during fiscal year 1998 of approximately $35,000 on noncompetition agreements.

Note 5
Marketable securities

     Marketable securities reflects funds invested in a Nonqualified Deferred Compensation Plan Trust (the "Trust'") and designated to be used exclusively for the benefit of participants in the Company's Nonqualified Deferred Compensation Plan (the "Plan"), however participants in the Plan or their beneficiaries have no preferred claim on, or any beneficial ownership interest in, any assets of the Trust.

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES
September 30, 2000


Note 6
Accrued Expenses and Other Liabilities

 dollars in thousands                                 2000             1999
 ------------------------------------------------------------------------------
 Professional fees                                    $209             $522
 Employee compensation                                 226              114
 Nonqualified deferred compensation plan               311              103
 Commissions                                             4               97
 Royalties and related costs                             5               74
 Tax refund payable to BEI Technologies                 --              420
 Other                                                 308              397
 ------------------------------------------------------------------------------
    Accrued Expenses and Other Liabilities          $1,063           $1,727
 ==============================================================================

Note 7
Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 2000 and October 2, 1999 are as follows:

    dollars in thousands                                   2000         1999
    --------------------------------------------------------------------------
    Deferred tax liabilities
       Property and equipment                               ($20)        ($68)

    Deferred tax assets
       Allowance for doubtful accounts                        12           32
       Inventory valuation                                    36          221
       Federal tax credits                                   141          141
       Federal net operating loss carryforwards            2,060        1,840
       Intangibles                                            --          435
       Accrued expenses and other                            209           86
       State net operating loss carryforwards              1,865        1,758
    --------------------------------------------------------------------------
          Total deferred tax assets                        4,323        4,513
       Valuation allowance for deferred tax assets        (4,022)      (4,445)
    --------------------------------------------------------------------------
          Net deferred tax assets                        $   281      $    --
    ==========================================================================

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES
September 30, 2000


     As of September 30, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6.1 million, which expire through 2020 and net operating loss carryforwards for state income tax purposes of approximately $20.7 million, which expire from 2001 through 2007. As of September 30, 2000, a valuation allowance has been established equal to the entire net tax benefit associated with all carryforwards and temporary differences, except as noted below, as their realization is uncertain.

     On November 27, 2000, the Company received approval for the sale of $3,986,000 of New Jersey net operating loss carryforwards, pursuant to the New Jersey Technology Business Tax Certificate Program. This program allows for the sales of New Jersey net operating loss carryforwards to profitable New Jersey corporations. Cash in the amount of $281,000 was received from this sale. Accordingly, the Company reduced its valuation allowance by such amount at September 30, 2000.

     Significant components of the provision (benefit) for income taxes are as follows:

                                                                               Year Ended
                                                          ----------------------------------------------------
    dollars in thousands                                        2000              1999             1998
    ----------------------------------------------------------------------------------------------------------
    Current
       Federal                                                  ($299)            ($553)          ($2,046)
       State                                                       --                --                --
    ----------------------------------------------------------------------------------------------------------
          Total current                                          (299)             (553)           (2,046)
    Deferred
       Federal                                                     --               174              (233)
       State                                                     (281)               --                --
    ----------------------------------------------------------------------------------------------------------
          Total deferred                                         (281)              174              (233)
    ----------------------------------------------------------------------------------------------------------
    Total income tax benefit                                    ($580)            ($379)          ($2,279)
    ==========================================================================================================

     A reconciliation of the statutory federal income tax rate to the Company's effective rate is presented below.

                                                                               Year Ended
                                                          ----------------------------------------------------
    dollars in thousands                                        2000              1999             1998
    ----------------------------------------------------------------------------------------------------------
    Expected tax benefit at the statutory rate of 34%         ($1,155)          ($2,478)          ($2,465)
    Goodwill amortization and sale                              1,346               121               131
    Increase (decrease) in valuation allowance                   (423)            2,661                --
    Tax settlement                                               (299)               --                --
    Other                                                         (49)               75                55
    ----------------------------------------------------------------------------------------------------------
       Income tax benefit                                       ($580)            ($379)          ($2,279)
    ==========================================================================================================

     The income tax benefit in fiscal year 2000 resulted from the favorable settlement of a disputed tax item related to the spin-off of BEI Technologies, Inc. In connection with the Distribution, the Company entered into a Tax Allocation and Indemnity Agreement with Technologies as amended December 15, 1998. Under the terms of the agreement, Technologies and the Company are each responsible for the payment of 100% of the portion of federal

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES
September 30, 2000


and state taxes related to their and their respective subsidiaries activities for the periods prior to the Distribution in which both parties were included in consolidated income tax returns and are entitled to their portion of any income tax refunds for the same periods. For the periods after the Distribution, the Company is entitled to 100% of any carryback of losses or credits to prior years.

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

     In connection with a 1999 credit facility, the Company provided TBCC with seven-year warrants to purchase 92,308 shares of common stock at an initial exercise price of $1.625 per share, subject to adjustment. The warrant is currently exercisable.

Note 9
Stock Option and Restricted Stock Plans

     The Amended 1987 Stock Option Plan: Pursuant to the Company's Amended 1987 Stock Option Plan (the "Amended Plan") the Company may grant both incentive and non-statutory stock options to employees as well as grant stock options to non-employee consultants to the Company. The Amended plan provides for the grant of options to purchase up 2,100,000 shares of common stock, of which 237,499 remain available for grant as of September 30, 2000. The Amended plan expires on January 15, 2007. The exercise price of options granted pursuant to the Amended Plan must be not less than the fair market value of the common stock on the date such options are granted, as determined by the Board of Directors. Options generally become exercisable in four equal installments commencing one year from the date of grant and such vesting may be accelerated upon the occurrence of certain events.

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

     Transactions relating to the Amended Plan are summarized as follows:


                                                                                           Weighted Average
                                                           Number of      Exercise Price    Exercise Price
                                                         Common Shares      Per Share         Per Share
-----------------------------------------------------------------------------------------------------------
Options outstanding as of September 27, 1997                     --             --               --
   Conversion of outstanding Medical options                595,739        $0.31 - $3.74       $0.48
   Granted                                                  203,489        $1.94 - $4.00       $3.04
   Exercised                                                (55,161)               $0.31       $0.31
-----------------------------------------------------------------------------------------------------------
Options outstanding at October 3, 1998                      744,067        $0.31 - $4.00       $1.19
   Granted                                                  459,908        $1.44 - $1.63       $1.56
   Terminated                                              (106,970)       $1.63 - $4.00       $2.24
-----------------------------------------------------------------------------------------------------------
Options outstanding at October 2, 1999                    1,097,005        $0.31 - $1.94       $1.02
   Granted                                                  274,000        $0.94 - $1.63       $1.23
   Terminated                                              (120,750)       $0.94 - $1.94       $1.67
   Exercised                                                   (401)               $1.63       $1.63
-----------------------------------------------------------------------------------------------------------
Options outstanding at September 30, 2000                 1,249,854        $0.31 - $1.63        1.00
===========================================================================================================

     Details of the options outstanding as of September 30, 2000 were as follows:

                                                                                                       Weighted
                                             Weighted Average                                          Average
                                                 Remaining     Weighted Average                        Exercise
           Exercise             Options      Contractual Life   Exercise Price        Number            Price
            Prices            Outstanding         (Years)          Per Share       Exercisable        Per Share
     ---------------------------------------------------------------------------------------------------------------
          $0.31                    366,821          4.8              $0.31             366,821          $0.31
          $0.54                     52,403          5.3              $0.54              52,403          $0.54
          $0.70                    107,564          5.6              $0.70             107,564          $0.70
          $0.94                     10,000          9.1              $0.94                   0            --
          $1.16                    124,000         10.0              $1.16                   0            --
          $1.25                    111,500          9.3              $1.25                   0            --
          $1.44                    161,000          8.5              $1.44              40,250          $1.44
          $1.63                    316,566          7.2              $1.63             171,294          $1.63
     ---------------------------------------------------------------------------------------------------------------
          $0.31 - $1.63          1,249,854          6.9              $1.00             738,332          $0.69
     ===============================================================================================================

     The Restricted Plan: In February 1992, the Company's Board of Directors approved the 1992 Restricted Stock Plan (the "Restricted Plan"), ratified by the Company's stockholders in February 1993, authorizing

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES
September 30, 2000


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

     As of September 30, 2000, 427,850 shares of the Company's common stock had been issued pursuant to awards of restricted stock granted under the Restricted Plan (including 285,126 shares issued to employees of Technologies prior to the Distribution and excluding any shares that have been returned to the Restricted Plan as a result of termination or forfeiture) and 472,150 shares (plus any shares that might in the future be returned to the Restricted Plan as a result of termination or forfeiture) remained available for future issuance under the Restricted Plan. Of the outstanding shares, 339,800 had vested. All of the restricted shares outstanding are included in the Company's total common stock outstanding. The market value at the date of grant of shares awarded under the plan is recorded as unearned restricted stock. The market value of shares granted is amortized to compensation expense over the periods of vesting. In fiscal years 2000, 1999 and 1998, $20,000, $56,000 and $79,000, respectively of compensation expense was recognized.

     Pro forma Information: Pro forma information regarding net loss and net loss per common share, basic and diluted is required by SFAS No. 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for fiscal years 2000, 1999 and 1998: weighted-average risk-free interest rate of 6.02%, 6.10% and 4.92%, respectively; no dividends; volatility factors of the expected market price of the Company's common stock of 1.087, 0.611 and 0.562, respectively and a weighted average expected life of the options of 9.5, 9.3 and 9.3 years, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options granted in 2000 is amortized to expense over the options' vesting period. The weighted-average grant date fair value of options granted during fiscal years 2000, 1999 and 1998 was $1.13, $1.45 and $2.10, respectively. The Company's pro forma net loss was $3,097,000, $7,171,000 and $5,036,000 for fiscal years 2000, 1999 and 1998, respectively, and pro forma net loss per common share, basic and diluted, was $0.41, $0.96 and $0.68, respectively.

The pro forma disclosures presented for fiscal years 2000 and 1999 may not necessarily be indicative of the pro forma effect of SFAS No. 123 for future periods in which options may be granted.

Note 10
Employee Benefit Plans

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

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES
September 30, 2000


Additional contributions are at the discretion of the Board of Directors. The Company's contributions to the plan for fiscal year 2000, 1999 and 1998 were approximately $51,000, $72,000 and $76,000, respectively.

     On January 1, 2000, a "partial plan termination" was initiated by the Company due to the re-organization followiing the Asset Sale. The number of active participants in the plan was significantly decreased as to deem it necessary to declare a partial plan termination within the meaning of Code section 411(d) (3). As result,, all employees affected by the re-organization after the Asset Sale became fully vested. There were 20 participants effected by the partial plan termination who became eligible for 100% vesting. The total additional cost to the Company for the increased vesting was approximately $14,000.

Note 11
Lease and Other Commitments

     Leases: Operating leases consist principally of leases for facilities and equipment, which expire through 2004. In fiscal year 2000 the Company amended its facility lease for the Teterboro, New Jersey to reduce the space utilized by the Company and its long term lease commitments by approximately 52.5%. Certain of the operating leases contain various options for renewal and/or purchase of the related assets for amounts approximating their fair market value at the date of exercise of the option. The future minimum payments for operating leases consisted of the following at September 30, 2000:


              DOLLARS IN THOUSANDS
              ------------------------------------------------------------
              2001                                               $179
              2002                                                144
              2003                                                142
              2004                                                 98
              ------------------------------------------------------------
              Total minimum lease payments                       $563
              ============================================================

     Total rental expense attributable to property and equipment amounted to approximately $319,000, $374,000, and $297,000 for fiscal 2000, 1999 and 1998, respectively.

     Minimum Royalty Payments: In 1993, the Company entered into a license agreement for the HTA endometrial ablation technology whereby royalty payments of 10% are payable on net revenues of certain disposable products.

     The Company had also entered into a number of other license and royalty agreements that required payments based upon revenues on the sales of certain products ranging from 4% to 10% of revenue. Except for the endometrial ablation license agreement mentioned above all other license and royalty agreements were either assigned to CSAC in connection with the Asset Sale or terminated by the Company by December 8, 1999. Total royalty expense attributable to various license agreements amounted to approximately $37,000, $207,000, and $314,000 for fiscal 2000, 1999 and 1998, respectively.

Note 12
Contingencies and Litigation

     From time to time, the Company may become involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. The Company is not currently involved in any material legal proceedings.

BEI MEDICAL SYSTEMS COMPANY, INC. AND SUBSIDIARIES
September 30, 2000


Note 13
Revenues

     Revenue from customers in foreign countries amounted to $348,000, $1,441,000 and $1,500,000 in fiscal 2000, 1999 and 1998, respectively. In fiscal
2000, 1999 and 1998, foreign revenue did not exceed 10% of consolidated revenue in any individual country.

     All of the Company's revenues related to HTA products were to customers in foreign countries.

Note 14
Quarterly Results of Operations (Unaudited)

     The tables below present unaudited quarterly financial information for fiscal years 2000 and 1999:


     DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS
                                                                            Three months ended
     ----------------------------------------------------------------------------------------------------------
                                                              Jan. 1,      Apr. 1,     Jul. 1,      Sep. 30,
                                                               2000         2000         2000         2000
     ----------------------------------------------------------------------------------------------------------
     Revenue                                                   $1,234          $36          $43          $62
     Gross profit (loss)                                         $410        ($188)       ($183)       ($128)
     Net income (loss)                                           $513      ($1,432)     ($1,301)       ($727)
     Net income (loss) per common share, basic and diluted
                                                                $0.06       ($0.19)      ($0.17)      ($0.10)

     ----------------------------------------------------------------------------------------------------------
                                                              Jan. 2,      Apr. 3,       Jul. 3,     Oct. 2,
                                                               1999         1999          1999        1999
     ----------------------------------------------------------------------------------------------------------
     Revenue                                                   $2,164       $2,001       $2,347       $1,907
     Gross profit                                                $856         $820         $958         $603
     Net loss                                                 ($1,527)     ($1,654)     ($1,710)     ($2,018)
     Net loss per common share, basic and diluted              ($0.20)      ($0.22)      ($0.23)      ($0.27)

                         Report of Independent Auditors


The Board of Directors and Stockholders
BEI Medical Systems Company, Inc.


     We have audited the accompanying consolidated balance sheets of BEI Medical Systems Company, Inc. (formerly BEI Electronics, Inc.) as of September 30, 2000 and October 2, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BEI Medical Systems Company, Inc. at September 30, 2000 and October 2, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States.


                                                           /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
December 1, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information with respect to directors and executive officers is set forth in Part I of this Report. Additional information required by this Item is incorporated herein by reference to the section entitled "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement related to the Company's 2001 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission (the "Definitive Proxy Statement").


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

                                                                      Form 10-K
                                                                     Page Number

(a)(1)  Index to Consolidated Financial Statements.

          The following Consolidated Financial Statements of BEI
               Medical Systems Company, Inc. are filed as part of this Form 10-K:

          Consolidated Balance Sheets -
               September 30, 2000 and October 2, 1999                     35

          Consolidated Statements of Operations -
               Years ended September 30, 2000, October 2, 1999 and
               October 3, 1998                                            36

          Consolidated Statements of Cash Flows -
               Years ended September 30, 2000, October 2, 1999 and
               October 3, 1998                                            37

          Consolidated Statements of Stockholders' Equity -
               Years ended September 30, 2000, October 2, 1999 and
               October 3, 1998                                            38

          Notes to Consolidated Financial Statements -
               September 30, 2000                                         39

          Report of Independent Auditors                                  53


(a)(2)  Index to Financial Statement Schedule.

          The following Consolidated Financial Statement
               Schedule of BEI Medical Systems Company, Inc. for each of the years ended September 30, 2000, October 2, 1999 and October 2, 1998 is filed as part of this Form 10-K:

          Schedule II         Valuation and Qualifying Accounts          S-1

                              Independent Auditors' Report               S-2


Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.


     (b) The Registrant did not file any reports in Form 8-K during its fiscal quarter ended September 30, 2000.

     (a)(3) Listing of Exhibits

            Exhibit Numbers     Description                             Footnote

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

                     10.2 *     Registrant's Amended 1987 Stock Option
                                Plan                                       (iv)


                     10.3 *     Standard option grant form used in
                                connection with Registrant's Amended
                                1987 Stock Option Plan.                     (v)

                     10.6 *     Description of Management Incentive
                                Bonus Plan                                 (ii)

                     10.8 *     Registrant's 1992 Restricted Stock
                                Plan, as amended                           (iv)

                     10.9       Tax Allocation and Indemnity Agreement
                                between BEI Electronics, Inc. and BEI
                                Technologies, Inc. dated as of
                                September 26, 1997                          (i)

                     10.10      Assumption of Liabilities and
                                Indemnity Agreement between BEI
                                Electronics, Inc. and BEI
                                Technologies, Inc. dated as of
                                September 26, 1997                          (i)

                     10.11      Technology Transfer and License
                                Agreement by and between BEI
                                Electronics, Inc. and BEI
                                Technologies, Inc. dated as of
                                September 26, 1997                          (i)

                     10.12      Trademark Assignment and Consent
                                Agreement by and between BEI
                                Electronics, Inc. and BEI
                                Technologies, Inc. dated as of
                                September 26, 1997                          (i)

                     10.27      Rights Agreement dated June 30, 1997
                                between the Registrant and ChaseMellon
                                Shareholder Services, LLC                  (vi)

                     10.28 *    Consulting Agreement between the
                                Registrant and Ralph Richart, M.D.
                                dated as of March 1, 1998                 (vii)

                     10.29 *    Employment agreement between the
                                Registrant and Herbert H. Spoon dated
                                February 27, 1998                         (vii)

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

                     10.33 Amendment No. 2 to the Asset Purchase Agreement, dated as of December 7,
                                1999                                       (ix)

                     10.34      Transition Agreement between the
                                Registrant and CooperSurgical
                                Acquisition Corp. dated December 8,
                                1999.                                       (x)

                     10.35      Noncompetition Agreement between the
                                Registrant and CooperSurgical
                                Acquisition Corp. dated December 8,
                                1999.                                       (x)

                     10.36 *    Employment Agreement between the
                                Registrant and Richard W. Turner dated
                                October 7, 1999.                            (x)

                     10.37      Loan and Security Agreement between
                                the Registrant and Transamerica
                                Business Credit Corporation, and
                                Streamlined Facility Agreement between
                                the same parties, each dated May
                                6, 1999.                                    (x)

                     10.38      Agreement of Lease between the
                                Registrant and Hollister '97, L.L.C.
                                for 100 Hollister Road, Teterboro, New
                                Jersey facility, dated January 20,
                                1998.                                       (x)

                     10.39 *    Separation letter to Herbert H. Spoon
                                dated January 29, 1999.                     (x)

                     10.40      Nonqualified Deferred Compensation
                                Plan Trust Agreement between the
                                Registrant and Merrill Lynch Trust,
                                dated July 15, 1999.                        (x)

                     10.41      First Amendment to Lease between
                                Registrant and Hollister '97 L.L. C
                                for 100 Hollister Road, Teterboro, New
                                Jersey facility dated May 1, 2000.

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

(x) Incorporated by reference. Previously filed as an exhibit to the Registrant's Report on Form 10-K, dated October 2, 1999.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           BEI MEDICAL SYSTEMS COMPANY, INC.



                           By:  /s/ Thomas W. Fry
                                ----------------------------------------
                           Thomas W. Fry
                           Vice President of Finance and Administration, Secretary & Treasurer


                           December 29, 2000

                             INDEX TO EXHIBITS


Exhibit
Number

10.41 First Amendment to Lease between Registrant and Hollister '97 L.L. C for 100 Hollister Road, Teterboro, New Jersey facility dated May 1, 2000.

21.1      Subsidiaries of the Registrant

23.1 Consent of Independent Auditors (Reference is made to page 64 of the 10-K)

24.1      Power of Attorney (Reference is made to page 61 of the 10-K)

27.1      Financial Data Schedule

                                                                     SCHEDULE II

                        BEI MEDICAL SYSTEMS COMPANY, INC.
                                ----------------
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                     Column C
              Column A                     Column B                  Additions                  Column D          Column E
-------------------------------------    -------------     ------------------------------     -------------     -------------
                                          Balance at        Charged to       Charged to                          Balance at
                                          Beginning         Costs and          Other                               End of
            Description                   of Period          Expenses         Accounts         Deductions          Period
-------------------------------------    -------------     -------------    -------------     -------------     -------------
 DOLLARS IN THOUSANDS

YEAR ENDED SEPTEMBER 30, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts                $93                $5              $--              ($64) (B)          $34
Valuation allowance for deferred
     tax assets                              4,445              (142)(A)                                            4,303
                                         -------------     -------------    -------------     -------------     -------------
     Total                                  $4,538             $(137)             $--              ($64)           $4,337
                                         =============     =============    =============     =============     =============
YEAR ENDED OCTOBER 2, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts               $174               $74                $             ($155)(C)           $93
Valuation allowance for deferred
     tax assets                              1,784             2,661(A)            --                --             4,445
                                         -------------     -------------    -------------     -------------     -------------
     Total                                  $1,958            $2,735              $--             ($155)           $4,538
                                         =============     =============    =============     =============     =============

YEAR ENDED OCTOBER 3, 1998:
Deducted from asset accounts:
Allowance for doubtful accounts               $112               $76              $--              ($14) (B)         $174
Valuation allowance for deferred
     tax assets                              1,784                --               --                --             1,784
                                         -------------     -------------    -------------     -------------     -------------
     Total                                  $1,896               $76              $--              ($14)           $1,958
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

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
BEI Medical Systems Company, Inc.


     We have audited the consolidated financial statements of BEI Medical Systems Company, Inc. (formerly BEI Electronics, Inc.) as of September 30, 2000 and October 2, 1999, and for each of the three years in the period ended September 30, 2000, and have issued our report thereon dated December 1, 2000. Our audits also included the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                                                           /s/ ERNST & YOUNG LLP
MetroPark, New Jersey
December 1, 2000