Form 10-Q
period 2000-12-30
BEI MEDICAL SYSTEMS CO INC /DE/
filed 2001-02-13
CIK 851478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 30, 2000 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
      _______________.

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

                  Common Stock: $.001 Par Value, 7,686,108 shares as of
                                February 1, 2001


                                      -----

                                      INDEX

PART 1. FINANCIAL INFORMATION (Unaudited)                                   Page
                                                                            ----

Item 1. Financial Statements

            Condensed Consolidated Balance Sheets --
              December 30, 2000 (unaudited) and September
              30, 2000                                                        3

            Condensed Consolidated Statements of Operations
              -- Three Months Ended December 30, 2000
              (unaudited) and January 1, 2000 (unaudited)                     4

            Condensed Consolidated Statements of Cash Flows
              -- Three Months Ended December 30, 2000
              (unaudited) and January 1, 2000 (unaudited)                     6

            Notes to Condensed Consolidated Financial
              Statements -- December 30, 2000                                 7

Item 2. Management's Discussion and Analysis of Financial                    13
          Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits
                  NONE

            (b)   Reports on Form 8-K

        SIGNATURES                                                           17


                                      -----

                              FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
BEI Medical Systems Company, Inc. and Subsidiaries

(dollars in thousands)                             December 30,   September 30,
                                                        2000          2000
                                                    (Unaudited) (See note below)
--------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                            $3,499        $4,228
  Restricted cash                                         157           157
  Marketable securities                                   329           311
  Trade receivables, net                                   62            59
  Inventories                                             462           433
  Refundable income taxes                                  --           367
  Other current assets                                     80            97
--------------------------------------------------------------------------------
Total current assets                                    4,589         5,652
  Plant and equipment, net                                199           216
  Patents, net                                            175           179
  Other assets                                             91            91
--------------------------------------------------------------------------------
Total assets                                           $5,054        $6,138
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Trade accounts payable                               $  303        $  304
  Accrued expenses and other liabilities                1,054         1,063
--------------------------------------------------------------------------------
Total current liabilities                               1,357         1,367
  Stockholders' equity                                  3,697         4,771
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $5,054        $6,138
================================================================================

See notes to condensed consolidated financial statements.

Note: The balance sheet at September 30, 2000 has been derived from the audited consolidated balance sheet at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


                                      -----

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

                                                                     Three Months Ended
                                                                  ------------------------
(amounts in thousands except per share amounts)                   December 30,  January 1,
                                                                      2000        2000
------------------------------------------------------------------------------------------
   Revenues                                                         $    31      $ 1,234
   Cost of revenues                                                     133          824
------------------------------------------------------------------------------------------
       Gross profit (loss)                                             (102)         410

   Selling, general and administrative expenses                         713        1,254
   Research, development and related expenses                           294          418
   Gain on Asset Sale                                                    --       (1,913)
------------------------------------------------------------------------------------------
                                                                     (1,007)        (241)
------------------------------------------------------------------------------------------
       Income (loss) from operations                                 (1,109)         651

   Interest income                                                       57           42
   Interest expense                                                      (1)         (50)
------------------------------------------------------------------------------------------
       Income (loss) before income taxes and extraordinary item       1,053          643

   Income taxes                                                          --           --
------------------------------------------------------------------------------------------
       Net income (loss) before extraordinary item                   (1,053)         643

   Extraordinary loss on extinguishment of debt                          --         (130)
------------------------------------------------------------------------------------------
       Net income (loss)                                            ($1,053)     $   513
==========================================================================================
Income (loss) per Common Share
   Income (loss) before extraordinary loss per common share
       Basic                                                        ($ 0.14)     $  0.08
==========================================================================================
       Diluted                                                      ($ 0.14)     $  0.08
==========================================================================================

   Extraordinary loss on extinguishment of debt
       Basic                                                             --      ($ 0.01)
==========================================================================================
       Diluted                                                           --      ($ 0.02)
==========================================================================================

   Net Income (loss) per common share
       Basic                                                        ($ 0.14)     $  0.07
==========================================================================================
       Diluted                                                      ($ 0.14)     $  0.06
==========================================================================================

   Weighted average shares outstanding                                7,636        7,596
==========================================================================================

      See notes to condensed consolidated financial statements.


                                      -----

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

                                                           Three Months Ended
                                                        ------------------------
(dollars in thousands)                                  December 30,  January 1,
                                                            2000         2000
--------------------------------------------------------------------------------
Net cash provided by (used in) operating activities       $  (683)     $ 1,855

Cash flows from investing activities:
  Purchases of equipment                                       (7)          --
  Investment in marketable securities                         (39)        (127)
  Net proceeds from Asset Sale                                 --        6,958
--------------------------------------------------------------------------------
Net cash provided by (used in) investing activities           (46)       6,831

Cash flows from financing activities:
  Proceeds from revolving credit note                          --          500
  Payments on long-term debt and revolving credit note         --       (1,500)
--------------------------------------------------------------------------------
Net cash (used in) financing activities                        --       (1,000)

--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         (729)       7,686

Cash and cash equivalents at beginning of period            4,228        1,397
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $ 3,499      $ 9,083
================================================================================

      See notes to condensed consolidated financial statements.


                                      -----

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

December 30, 2000

Note 1
Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending September 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

      The Asset Sale: On December 8, 1999, BEI Medical Systems Company, Inc. (the "Company" or "BEI") completed the sale of a substantial portion of the assets of the Company to CooperSurgical Acquisition Corp., a Delaware corporation ("CSAC"), pursuant to an Asset Purchase Agreement, dated as of October 1, 1999, by and between the Company and CSAC, as amended (the "Asset Purchase Agreement") (the "Asset Sale"). The assets sold constituted a business of developing, manufacturing, marketing and servicing a broad array of advanced systems and devices for minimally invasive diagnostic and therapeutic procedures in the medical fields of gynecology and gastroenterology (the "Base Business"). During the first fiscal quarter ended January 1, 2000, approximately 95.9% of the Company's revenue was derived from sales of products of the Base Business. In consideration for the sale of the Base Business, the Company received, after post closing adjustments, approximately $10.3 million in cash. In addition, CSAC assumed certain liabilities and contracts of the Company, and CooperSurgical, Inc. waived royalty payments in the amount of up to $100,000 that otherwise may have been due in the future from the Company.

      The Company recorded a net gain on the sale of the Base Business of $1,913,000. The key components of the gain are as follows:

Dollars in thousands
Proceeds                                                               $ 10,257
Less: transaction costs                                                  (1,292)
                                                                       --------
Net proceeds                                                              8,965
Less: net assets sold                                                    (7,052)
                                                                       --------
Gain on Asset Sale                                                     $  1,913
                                                                       ========

      The following unaudited pro forma statement of operations data for the quarter ended January 1, 2000 has been prepared assuming the Asset Sale was completed as of October 2, 1999. The pro forma financial data is presented for illustrative purposes only and is not necessarily indicative of any future


                                      -----

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

December 30, 2000

results of operations or the results that might have occurred if the Asset Sale had actually occurred on the indicated date.


                                      -----

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

December 30, 2000

Statement of Operations Data
(in thousands, except per share amounts)

                                                                           Quarter Ended January 1, 2000
                                                                           -----------------------------
                                                                      Historical    Pro Forma     Pro Forma as
                                                                      ----------   Adjustments      Adjusted
                                                                                   -----------      --------
   Revenues ......................................................     $ 1,234      $ 1,184(1)      $    50
   Cost of revenues ..............................................         824          642(1)          182
                                                                       ---------------------------------------
       Gross profit (loss) .......................................         410          542(1)         (132)(4)

   Selling, general and administrative expenses ..................       1,254          434(1)          820
   Research, development and related expenses ....................         418           --             418
   Gain on Asset Sale ............................................      (1,913)      (1,913)(2)          --
                                                                       ---------------------------------------
                                                                          (241)      (1,479)          1,238
                                                                       ---------------------------------------
       Income (loss) from operations .............................         651        2,021          (1,370)

   Interest income ...............................................          42           --              42
   Interest expense ..............................................         (50)         (50)(3)          --
                                                                       ---------------------------------------
       Income (loss) before income taxes and extraordinary item ..         643        1,971          (1,328)

   Income tax benefit ............................................          --           --              --
                                                                       ---------------------------------------
       Income (loss) before extraordinary item ...................         643        1,971          (1,328)
   Extraordinary loss on extinguishment of debt ..................        (130)        (130)(3)          --
                                                                       ---------------------------------------
       Net income (loss) .........................................     $   513      $ 1,841         ($1,328)
                                                                       =======================================

Income (loss) per Common Share:
   Income (loss) before extraordinary loss per common share
       Basic .....................................................     $  0.08                      ($ 0.17)
                                                                       =======================================
       Diluted ...................................................     $  0.08                      ($ 0.17)
                                                                       =======================================
   Extraordinary loss on extinguishment of debt
       Basic .....................................................     ($ 0.01)                          --
                                                                       =======================================
       Diluted ...................................................     ($ 0.02)                          --
                                                                       =======================================
   Net income (loss) per common share
       Basic .....................................................     $  0.07                      ($ 0.17)
                                                                       =======================================
       Diluted ...................................................     $  0.06                      ($ 0.17)
                                                                       =======================================
Weighted average shares outstanding ..............................       7,596                        7,596
                                                                       =======================================

----------


                                      -----

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

December 30, 2000

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

(4) The pro forma negative gross margin for the quarter ended January 1, 2000, of $132,000, reflects direct product costs and fixed manufacturing costs for the HTA business of $57,000, as well as pro forma allocation of $125,000 of fixed manufacturing overhead costs prior to the Asset Sale, which were projected to continue following the Asset Sale.

Note 2
Inventories

                                                December 30,       September 30,
(dollars in thousands)                              2000               2000
--------------------------------------------------------------------------------
Finished products                                   $240               $143
Work in process                                      138                212
Materials                                             84                 78
--------------------------------------------------------------------------------
Inventories                                         $462               $433
================================================================================


                                      -----

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

December 30, 2000

Note 3
Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

                                                                              Three Months Ended
     (amounts in thousands except per share amounts)                       December 30,  January 1,
                                                                               2000         2000
                               Numerator
Income (loss) before extraordinary item                                      ($1,053)     $   643
Extraordinary loss on extinguishment of debt                                      --         (130)
Net income (loss) available to common stockholders                           ($1,053)     $   513
                                                                             =======      =======

                              Denominator
Denominator for basic and diluted earnings per share -- weighted average shares outstanding, net of nonvested restricted shares at
  December 30, 2000 and January 1, 2000 -- 90,000 and 299,000,
  respectively                                                                 7,636        7,596
Effect of dilutive securities:
  Employee stock options                                                          --          329
Denominator for dilutive earnings per share - adjusted weighted-
  average shares and assumed conversions                                       7,636        7,925
                                                                             =======      =======

              Basic and diluted earnings (loss) per share
Basic earnings (loss) per share                                              ($ 0.14)     $  0.06
                                                                             =======      =======
Dilutive earnings (loss) per share                                           ($ 0.14)     $  0.07
                                                                             =======      =======

--------------------------------------------------------------------------------

      As a result of the net loss for the three months ended December 30, 2000, weighted average shares used in the calculation of basic and diluted loss per share are the same. Common stock equivalents are excluded from the loss per share for the three months ended December 30, 2000, because the effect would be anti-dilutive.

Note 4
Subsequent Events

      On January 26, 2001 the Company amended its existing HTA royalty agreement to reduce future royalty payments on certain of its HTA disposable treatment components in exchange for options to purchase the Company's common stock. The fair market value of the options using the Black Scholes option pricing model, of $142,500 will be charged to operations during the second quarter of fiscal 2001.


                                      -----

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

December 30, 2000


                                      -----

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company's Form 10-K for the year ended September 30, 2000.

      The following discussion and analysis of the financial condition and results of operations as it relates to the period ended January 1, 2000, principally reflects historical results prior to the Asset Sale. The Asset Sale had a significant impact upon the financial condition and results of operations of the Company, as both revenues and revenue generating assets were significantly reduced (see "Financial Statements and Supplementary Data"). The Company's product focus became narrowed and dependent upon the successful completion of the Food and Drug Administration ("FDA") Phase III clinical trials and commercialization of the Hydro ThermAblator(R), or HTA(R) technology.

      The Company's capital requirements to complete the development and commercialization of the HTA depend on numerous factors including the timing and receipt of regulatory clearances and approvals, the resources required to initiate commercialization of the HTA in the United States and the extent the HTA gains market acceptance and sales. The Company believes that existing cash balances will provide adequate funding to meet the Company's minimum capital requirements for the next nine months. However, this plan does not provide for the investment in sales and marketing activities that the Company believes will be required to commercialize the HTA. The Company is considering options to secure additional financing at this time. There can be no assurance that such additional financing will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants.

Three Months Ended December 30, 2000 and January 1, 2000

      Revenues for the three months ended December 30, 2000, were $31,000, a decrease of $1,203,000 from the comparable three-month period of fiscal 2000. The lower revenue reflects the impact of the Asset Sale on December 8, 1999. Approximately 95.9% of the Company's revenues for the quarter ended January 1, 2000 were derived from products that were included in the Base Business sold to CSAC. The first quarter of fiscal year 2001 did not include revenues from the Base Business. International revenues from shipments to distributors of the Company's Hydro ThermAblator ("HTA") system for endometrial ablation were $30,000 in the first quarter of fiscal 2001 versus $50,000 in the comparable quarter of fiscal 2000 reflecting reduced shipments of HTA control units, partially offset by higher shipments of disposable sterile procedure kits.

      The negative gross profit of $102,000 in the three month period ended December 30, 2000 compared to the gross profit of $410,000 in the first quarter of fiscal 2000 reflects the impact of the Asset Sale and the resulting


                                      -----
absorption of fixed overhead expenditures over a significantly lower revenue base. Overhead expenses for the first quarter of fiscal 2001 were approximately $100,000, compared to $265,000 in the same period of fiscal 2000. Overhead expenses in the first fiscal quarter of fiscal 2000 included approximately $125,000 of costs allocated to the products included in the Asset Sale on a proforma basis.

      Selling, general and administrative expenses declined $541,000 to $713,000 for the three months ended December 30, 2000 compared to $1,254,000 for the comparable period in fiscal 2000. The decline in expenses reflects lower sales and marketing costs of $296,000, representing a 58.8% decline. Following the Asset Sale, the Company reduced personnel and related employee benefit costs, incurred lower sales commissions, reduced marketing expenditures and had lower amortization of intangible assets reflecting the reduction in these assets as a result of the Asset Sale. In addition, the fiscal 2000 expenses included a one-time charge of $139,000 for the write-down of certain fixed assets and accounts receivable to net realizable value as a result of the Asset Sale.

      Research, development and related expenses were $294,000 in the first quarter of fiscal 2000, a decline of $124,000 or 29.7% from the comparable period of fiscal 2000. The reduced spending resulted from the completion of the 12 month post treatment follow-up examination portion of the HTA Phase III clinical trial in the United States in August 2000 and completion of the premarket approval ("PMA") application to the FDA in September 2000. The rate of spending currently required to support the clinical trial has declined from the levels that were required during fiscal 2000. Management is currently working with the FDA as required to facilitate the review of the PMA application.

      The gain on Asset Sale in fiscal 2000 reflects the closing of the Asset Sale on December 8, 1999. See Note 1 to the Condensed Consolidated Financial Statements for further information on the Asset Sale.

      Interest income increased to $57,000 in the three month period ended December 30, 2000 compared to $42,000 in the three month period ended January 1, 2000, as a result of higher average cash balances on hand during the quarter.

      Interest expense declined to $1,000 in the first quarter of fiscal 2001 compared to $50,000 for the comparable quarter of fiscal 1999. Borrowings under the term note and related credit facility with Transamerica Business Credit Corporation ("TBCC") were repaid by the Company in full on December 8, 1999, utilizing a portion of the proceeds of the Asset Sale, and no additional debt has been incurred.

      The Company recognized no income tax benefit for the three-month periods ended December 30, 2000 and January 1, 2000. The net cumulative operating losses as of December 30, 2000 were approximately $7.1 million. The Company projects losses to continue in fiscal year 2001. These losses remain available to the Company on a carryforward basis to offset any future earnings, but they have been fully offset by a valuation allowance in the financial statements, as their future realization is uncertain. There is no remaining loss carryback available to the Company.


                                      -----

      The extraordinary loss on extinguishment of debt incurred in fiscal 2000 resulted from repayment of borrowings from TBCC on December 8, 1999 when the Asset Sale closed. Cancellation fees aggregating $85,000 were incurred in connection with such prepayment. Such fees, as well as the $45,000 unamortized portion of the deferred financing fees for the debt, were reflected as an extraordinary loss in the accompanying condensed consolidated statement of operations.

Liquidity and Capital Resources

      BEI has incurred significant operating losses and the Company expects losses to continue for at least the next two to three years. The Company is dependent on a single product, the HTA, to achieve commercial success and generate sufficient future revenues and profits to fulfill capital needs. In addition, the Company expects that it will continue to expend substantial resources in support of regulatory and reimbursement approvals, expansion of marketing and sales activities and research and development. BEI's future revenues will depend upon, among other factors, receipt of FDA approval to market the HTA and its ability to cost effectively commercialize the HTA. The Company's capital requirements to complete the development and commercialization of the HTA depend on numerous factors, including the timing and receipt of regulatory clearances and approvals, the resources required to initiate commercialization of the HTA in the United States and the extent to which the HTA gains market acceptance and sales.

      The Company believes that existing cash balances will provide adequate funding to meet the Company's minimum capital requirements for the next nine months. However, this plan does not provide for the investment in sales and marketing activities that the Company believes will be required to successfully commercialize the HTA. The Company is considering options to secure additional financing at this time. There can be no assurance that additional financing will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants.

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

      There can be no assurance that the HTA will receive FDA approval or, if such approval is received that the Company will successfully commercialize the HTA or that the Company will achieve significant revenue from either international or domestic sales of the HTA. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. In the event the Company is unable to achieve profitability or secure additional sources of capital, its ability to continue as a going concern may be severely impaired. The accompanying financial statements have been prepared


                                      -----
on a going concern basis and do not include any adjustments relating to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

      During the first three months of fiscal 2001 cash used in operating activities was $683,000 reflecting the net loss of $1,053,000 which was partially offset by decreases in working capital of $346,000 resulting primarily from the receipt of $367,000 of refundable income taxes plus adjustments to the net loss for depreciation and amortization of $24,000.

Cash used in investing activities during the first three months of fiscal 2001 was $46,000. No cash was used or provided from financing activities.

      In November, the Company entered into agreements to purchase a computer enterprise resource planning system including installation and implementation support for 60 monthly payments of $3,396 beginning in May 2001. The Company had no other material capital or other commitments as of December 30, 2000.

Effects of Inflation

      Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.


                                      -----

                                    PART II.
                                OTHER INFORMATION

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

            Index to Exhibits

(1)   Exhibits

                  NONE

            (b)   Reports on Form 8-K

                  (i) The Company filed no reports on Form 8-K during the quarter ended December 30, 2000.


                                      -----

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2001

                                        BEI Medical Systems Company, Inc.


                                        By: /s/ Thomas W. Fry
                                            ------------------------------------
                                            Thomas W. Fry
                                            Vice President of Finance and
                                            Administration,
                                            Secretary and Treasurer
                                            (Chief Financial Officer)


                                      -----
                                        17