Form 10-Q
period 2001-03-30
BEI MEDICAL SYSTEMS CO INC /DE/
filed 2001-05-15
CIK 851478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001 or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from       to         .
                                                        -------  -------


                         Commission file number 0-17885

                        BEI MEDICAL SYSTEMS COMPANY, INC.
             (Exact name of Registrant as specified in its charter)


       Delaware                                       71-0455756
----------------------------------      ----------------------------------------
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

               Common Stock: $.001 Par Value, 7,704,774 shares as of May 1, 2001


                                      INDEX



     PART 1.        FINANCIAL INFORMATION   (Unaudited)                                                PAGE
                    ---------------------                                                              ----
     Item 1.      Financial Statements

                         Condensed Consolidated Balance Sheets -- March 31, 2001 (unaudited)
                           and September 30, 2000                                                       3

                         Condensed Consolidated Statements of Operations -- Three Months
                           Ended March 31, 2001 (unaudited) and April 1, 2000 (unaudited) and
                           Six Months ended March 31, 2001 (unaudited) and April 1, 2000
                           (unaudited)                                                                  4

                         Condensed Consolidated Statements of Cash Flows -- Three Months
                           Ended March 31, 2001 (unaudited) and April 1, 2000 (unaudited)
                                                                                                        5

                         Notes to Condensed Consolidated Financial Statements -- March 31,
                           2001                                                                         6

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results of            10
                    Operations

     PART II.          OTHER INFORMATION

     Item 2.      Changes in Securities and Use of Proceeds                                             14

     Item 4.      Submission of Matters to Vote of Security Holders                                     14

     Item 6.      Exhibits and Reports on Form 8-K                                                      14

                      (a)        Exhibits


                      (b)        Reports on Form 8-K

                  SIGNATURES                                                                            16

                              FINANCIAL INFORMATION


Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
BEI Medical Systems Company, Inc. and Subsidiaries

(dollars in thousands)                                                     March 31,              September 30,
                                                                             2001                     2000
                                                                          (Unaudited)           (See note below)
----------------------------------------------------------------------------------------------------------------
 ASSETS
 Current assets
   Cash and cash equivalents                                                   $5,790                   $4,228
   Restricted cash                                                                158                      157
   Marketable securities                                                          388                      311
   Trade receivables, net                                                          85                       59
   Inventories                                                                    403                      433
   Refundable income taxes                                                         --                      367
   Other current assets                                                           126                       97
----------------------------------------------------------------------------------------------------------------
 Total current assets                                                           6,950                    5,652
   Plant and equipment, net                                                       293                      216
   Patents, net                                                                   171                      179
   Other assets                                                                    68                       91
----------------------------------------------------------------------------------------------------------------
 Total assets                                                                  $7,482                   $6,138
================================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Trade accounts payable                                                        $180                     $304
   Accrued expenses and other liabilities                                       1,058                    1,063
   Current portion of long term lease obligation                                   23
----------------------------------------------------------------------------------------------------------------
 Total current liabilities                                                      1,261                    1,367
   Long term lease obligation, less current portion                               134                       --
   Stockholders' equity                                                         6,087                    4,771
----------------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                                    $7,482                   $6,138
================================================================================================================

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


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

                                                           Quarter Ended                    Six Months Ended
 (amounts in thousands except per share amounts)    March 31,         April 1,          March 31,     April 1,
                                                       2001            2000              2001          2000
 -------------------------------------------------------------------------------------------------------------------
    Revenues                                              $40             $36               $71          $1,270
    Cost of revenues                                      177             224               310           1,048
 -------------------------------------------------------------------------------------------------------------------
    Gross profit (loss)                                  (137)           (188)             (239)            222

    Selling, general and administrative
      expenses                                            853           1,033             1,566           2,287
    Research, development and related
      expenses                                            528             309               822             727
    Gain on Asset Sale                                     --              --                --          (1,913)
 -------------------------------------------------------------------------------------------------------------------
                                                        1,381           1,342             2,388           1,101
 -------------------------------------------------------------------------------------------------------------------
    Loss from operations                               (1,518)         (1,530)           (2,627)           (879)

    Interest income                                        62              98               119             140
    Interest expense                                       --              --                (1)            (50)
 -------------------------------------------------------------------------------------------------------------------
    Loss before income taxes and                       (1,456)         (1,432)           (2,509)           (789)
      extraordinary item

    Income taxes                                           --              --                --              --
 -------------------------------------------------------------------------------------------------------------------
    Net loss before extraordinary item                 (1,456)         (1,432)           (2,509)           (789)

    Extraordinary loss on extinguishment of
      debt                                                 --              --                --            (130)
 -------------------------------------------------------------------------------------------------------------------
    Net loss                                          ($1,456)        ($1,432)          ($2,509)          ($919)
 ===================================================================================================================

 Loss per Common Share
    Loss before extraordinary loss per common
      share, basic and diluted                         ($0.19)         ($0.19)           ($0.33)         ($0.10)
 ===================================================================================================================

    Extraordinary loss on extinguishment of
      debt, basic and diluted                           --              --                --             ($0.02)
 ===================================================================================================================

    Net loss per common share, basic and
      diluted                                          ($0.19)         ($0.19)           ($0.33)         ($0.12)
 ===================================================================================================================

    Weighted average shares outstanding                 7,660           7,612             7,648           7,605
 ===================================================================================================================
     See notes to condensed consolidated financial statements.



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
BEI Medical Systems Company, Inc. and Subsidiaries
 (Unaudited)

                                                                                       Six Months Ended
                                                                         -----------------------------------------
(dollars in thousands)                                                          March 31,           April 1,
                                                                                  2001               2000
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                            ($2,055)              ($2,310)

Cash flows from investing activities:
  Purchases of equipment                                                           (10)                   (9)
  Purchases of marketable securities                                               (97)                 (162)
  Reduction in long-term security deposit                                           23                    --
  Net proceeds from Asset Sale                                                      --                 6,958
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                (84)                6,831

Cash flows from financing activities:
  Net proceeds from issuance of Series A Convertible Preferred Stock
                                                                                 3,701                    --
  Proceeds from revolving credit note                                               --                   500
  Payments on long-term debt and revolving credit note                              --                (1,500)
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing                                         3,701                (1,000)
activities
------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                        1,562                 5,552

Cash and cash equivalents at beginning of period                                 4,228                 1,654
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $5,790                $7,206
==================================================================================================================
     See notes to condensed consolidated financial statements.


BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

March 31, 2001


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

     The Company recorded a net gain on the sale of the Base Business of $1,913,000. The key components of the gain are as follows:

            (Dollars in thousands)
            Proceeds                                           $10,257
            Less: transaction costs                             (1,292)
                                                          ------------------
            Net proceeds                                         8,965
            Less: net assets sold                               (7,052)
                                                          ------------------
            Gain on Asset Sale                                  $1,913
                                                          ==================

     The following unaudited pro forma statement of operations data for the six months ended April 1, 2000 has been prepared assuming the Asset Sale was completed as of October 2, 1999. The pro forma financial data is presented for illustrative purposes only and is not necessarily indicative of any future results of operations or the results that might have occurred if the Asset Sale had actually occurred on the indicated date.

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

March 31, 2001


Statement of Operations Data
(in thousands, except per share amounts)

                                                                           SIX MONTHS ENDED APRIL 1, 2000
                                                                           ------------------------------
                                                                     Historical        Pro Forma    Pro Forma
                                                                     ----------       Adjustments       as
                                                                                      -----------    Adjusted
                                                                                                    ----------
   Revenues.....................................................        $1,270          $1,184 (1)        $86
   Cost of revenues.............................................         1,048             642 (1)        406
                                                                    ---------------------------------------------
       Gross profit (loss)......................................           222             542 (1)       (320)(4)

   Selling, general and administrative expenses.................         2,287             434 (1)      1,853
   Research, development and related expenses...................           727              --            727
   Gain on Asset Sale...........................................        (1,913)         (1,913)(2)        --
                                                                    ---------------------------------------------
                                                                         1,101          (1,479)         2,580
                                                                    ---------------------------------------------
       Income (loss) from operations............................          (879)          2,021         (2,900)

   Interest income..............................................           140              --            140
   Interest expense.............................................           (50)            (50)(3)         --
                                                                    ---------------------------------------------
       Income (loss) before income taxes and extraordinary item           (789)          1,971         (2,760)

   Income tax benefit...........................................            --              --             --
                                                                    ---------------------------------------------
       Income (loss) before extraordinary item..................          (789)          1,971         (2,760)
   Extraordinary loss on extinguishment of debt.................          (130)           (130)(3)         --
                                                                    ---------------------------------------------
       Net income (loss) .......................................         ($919)         $1,841        ($2,760)
                                                                    =============================================

Loss per Common Share:
   Loss before extraordinary loss per common share, basic and
      diluted...................................................        ($0.10)                        ($0.36)
                                                                    ================================================
   Extraordinary loss on extinguishment of debt, basic and diluted
                                                                        ($0.02)                         --
                                                                    ================================================

   Net loss per common share, basic and diluted.................        ($0.12)                        ($0.36)
                                                                    ================================================

   Weighted average shares outstanding..........................         7,605                          7,605
                                                                    ================================================

------------------

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

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

March 31, 2001

     Sale to repay the outstanding indebtedness under this facility and financing charges on accounts receivable related to the Base Business.

(4) The pro forma negative gross margin for the six months ended April 1, 2000, of $320,000, reflects direct product costs and fixed manufacturing costs for the HTA business of $95,000, as well as pro forma allocation of $311,000 of fixed manufacturing overhead costs prior to the Asset Sale, which were projected to continue following the Asset Sale.

Note 2
Inventories
                                                 March 31,       September 30,
      (dollars in thousands)                        2001              2000
-------------------------------------------------------------------------------
     Finished products                               401              $143
     Work in process                                   2               212
     Materials                                        --                78
-------------------------------------------------------------------------------
     Inventories                                    $403              $433
===============================================================================

Note 3
Series A Convertible Preferred Stock

     On February 14, 2001, the Company completed a private placement of 1,114,485 shares of its Series A Convertible Preferred Stock ("Series A Preferred") resulting in gross cash proceeds to the Company of $4,179,000. Shares of Series A Preferred are convertible at any time into an aggregate of 2,228,970 shares of Common Stock of the Company at an initial conversion price of $1.875 per common share. The initial conversion price will be adjusted for stock splits, combinations, certain dividends and distributions and other similar events and could also be adjusted on a weighted average basis in the event the Company issues additional securities at a per share price below $1.875.

     The holders of the Preferred Shares are entitled to receive dividends, payable when and if they are declared by the Board of Directors of the Company in an amount equal per share (on an as-if-converted to Common Stock basis) to the amount paid for each Common Share of the Company. The shares have voting rights equal to the shares of Common Stock and not as a separate class except in the event of any Asset Transfer or Acquisition wherein the minimum prices per share are below a formula ranging from 2 times to 4 times the original purchase price, and actions that would change the Company bylaws. In the event of liquidation, Series A Preferred shareholders shall be entitled to be paid out of the assets of the Company, an amount per share of Series A Preferred equal to the Original Issue Price for the Series A Preferred plus any declared but unpaid dividends on the Series A Preferred (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares) for each share of Series A Preferred held by them.

     As part of the private placement, the Company has expanded its Board of Directors from five members to six and provided that the holders of the Series A Preferred, voting as a separate class, will have the right to elect one director.

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

March 31, 2001


Note 4
Loss Per Share

     As a result of the net loss for all periods presented, weighted average shares used in the calculation of basic and diluted loss per share are the same. Weighted shares exclude unvested restricted stock, which amounted to 31,000 and 73,000 shares in March 31, 2001 and April 1, 2000, respectively. Common stock equivalents are excluded from the loss per share for all periods presented because the effect would be anti-dilutive.

Note 5
Subsequent Events

     The United States Food and Drug Administration ("FDA"), on April 20, 2001, issued its approval to market in the United States the Hydro ThermAblator(R) ("HTA(R)") endometrial ablation system to ablate the endometrial lining of the uterus in pre-menopausal women with menorrhagia (dysfunctional uterine bleeding) due to benign causes for whom child bearing is complete. The approval is subject to standard FDA conditions, including labeling and advertising requirements, expiration dating of the procedure sets, use by physicians having received training in diagnostic hysteroscopy, and three-year follow-up of pivotal trial study patients.

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

     The following discussion and analysis of the financial condition and results of operations as it relates to the six month period ended April 1, 2000, principally reflects historical results prior to the Asset Sale. The Asset Sale had a significant impact upon the financial condition and results of operations of the Company, as both revenues and revenue generating assets were significantly reduced (see "Financial Statements and Supplementary Data"). The Company's product focus became narrowed and dependent upon the successful completion of the Food and Drug Administration ("FDA") Phase III clinical trials and commercialization of the Hydro ThermAblator(R), or HTA(R) technology.

     The United States Food and Drug Administration ("FDA"), on April 20, 2001, issued its approval to market in the United States the Hydro ThermAblator(R) ("HTA(R)") endometrial ablation system to ablate the endometrial lining of the uterus in pre-menopausal women with menorrhagia (dysfunctional uterine bleeding) due to benign causes for whom child bearing is complete. The approval is subject to standard FDA conditions, including labeling and advertising requirements, expiration dating of the procedure sets, use by physicians having received training in diagnostic hysteroscopy, and three-year follow-up of pivotal trial study patients.


Three Months Ended March 31, 2001 and April 1, 2000

     Revenues for the three months ended March 31, 2001, were $40,000 compared to $36,000 for the three-month period ended April 1, 2000. The higher revenue reflects increased revenue from HTA disposable sterile procedure sets to international distributors.

     The negative gross profit of $137,000 in the three-month period ended March 31, 2001 compared to $188,000 in the second quarter of fiscal 2000 reflects the reduction of fixed overhead expenditures. Overhead expenditures during the three-month period ended April 1, 2000 reflected costs associated with the transition period following the Asset Sale in December 1999. Overhead expenses for the second quarter of fiscal 2001 were approximately $132,000, compared to $186,000 in the same period of fiscal 2000.

     Selling, general and administrative expenses declined $180,000 to $853,000 for the three months ended March 31, 2001 compared to $1,033,000 for the comparable period in fiscal 2000. The decline in expenses principally reflects lower administrative expenses of $190,000, resulting from reduced spending on outside services and other professional fees.

     Research, development and related expenses were $528,000 in the second quarter of fiscal 2001, an increase of $219,000 or 70.9% from the comparable period of fiscal 2000. The higher expenses reflects a one-time non-cash charge of $143,000 related to an amendment to the Company's existing HTA royalty agreement to reduce future royalty payments on certain of its HTA disposable treatment components in exchange for warrants to purchase the Company's common stock. The fair market value of the warrants was charged to product development during the second quarter of fiscal 2001. In addition, the increased current year expenses reflect cost increases for outside services related to the Company's program to reduce the manufacturing cost of its HTA sterile disposable set and complete the final commercial design of the HTA control unit.

     Interest income decreased to $62,000 in the three month period ended March 31, 2001 compared to $98,000 in the three month period ended April 1, 2000, as a result of lower average cash balances on hand during the quarter.

     The Company recognized no income tax benefit for the three-month periods ended March 31, 2001 and April 1, 2000. The net cumulative operating losses as of March 31, 2001 were approximately $8.3 million. The Company projects losses to continue in fiscal year 2001. These losses remain available to the Company on a carryforward basis to offset any future earnings, but they have been fully offset by a valuation allowance in the financial statements, as their future realization is uncertain. There is no remaining loss carryback available to the Company.

Six Months Ended March 31, 2001 and April 1, 2000

     Revenues for the six months ended March 31, 2001 were $71,000, a decrease of $1,199,000 from the comparable six-month period of fiscal 2000. The lower revenue reflects the impact of the Asset Sale on December 8, 1999. Approximately 93.29% of the Company's revenues for the six months ended April 1, 2000 were derived from products that were included in the Base Business sold to CSAC. The comparable six-month period of fiscal year 2001 did not include revenues from the Base Business. International revenues from shipments to distributors of the Company's Hydro ThermAblator ("HTA") system for endometrial ablation were $69,000 in the six months ended March 31, 2001 versus $85,000 in the comparable six-month period of fiscal 2000 reflecting reduced shipments of HTA control units, partially offset by higher shipments of disposable sterile procedure sets.

     The negative gross profit of $239,000 in the six-month period ended March 31, 2001 compared to the gross profit of $222,000 in the comparable six-month period of fiscal 2000 reflects the impact of the Asset Sale and the resulting absorption of fixed overhead expenditures over the significantly lower revenue base. Overhead expenses for the first six-month period of fiscal 2001 were approximately $232,000, compared to $451,000 in the same period of fiscal 2000. Overhead expenses in the six-month period ended April 1, 2000 included approximately $125,000 of costs allocated to the products included in the Asset Sale on a proforma basis.

     Selling, general and administrative expenses declined $721,000 to $1,566,000 for the six-month period ended March 31, 2001 compared to $2,287,000 for the comparable six-month period in fiscal 2000. The decline in expenses reflects lower sales and marketing costs of $285,000, representing a 36.2% decline; lower administrative expenses of $227,000, reflecting a 17.7% decline; plus reduced amortization of intangible assets of $61,000. Following the Asset Sale, the Company reduced personnel and related employee benefit costs, incurred lower sales commissions, reduced marketing expenditures and had lower amortization of intangible assets reflecting the reduction in these assets as a result of the Asset Sale. In addition, the fiscal 2000 expenses included a one-time charge of $139,000 for the write-down of certain fixed assets and accounts receivable to net realizable value as a result of the Asset Sale.

     Research, development and related expenses were $822,000 in the first six months of fiscal 2001, an increase of $95,000 or 13.1% from the comparable period of fiscal 2000. The higher expenses reflects a one-time, non-cash charge of $143,000 related to an amendment to the Company's existing HTA royalty agreement to reduce future royalty payments on certain of its HTA disposable treatment components in exchange for warrants to purchase the Company's common stock. The fair market value of the warrants was charged to product development during the second quarter of fiscal 2001. Partially offsetting the above were reduced expenses resulted from the completion of the twelve-month post treatment follow-up examination portion of the HTA Phase III clinical trial in the United States in August 2000 and completion of the premarket approval ("PMA") application to the FDA in September 2000. As a result, the rate of spending required to support the clinical trial declined from the levels that were required during fiscal 2000.

     The gain on Asset Sale in fiscal 2000 reflects the closing of the Asset Sale on December 8, 1999. See Note 1 to the Condensed Consolidated Financial Statements for further information on the Asset Sale.

     Interest income decreased to $119,000 in the six-month period ended March 31, 2001, compared to $140,000 in the six-month period ended April 1, 2000, as a result of lower average cash balances on hand during the period.

     Interest of $50,000 for the six-month period ended April 1, 2000 reflects interest on borrowings under the term note and related credit facility with Transamerica Business Credit Corporation ("TBCC"), which were repaid by the Company in full on December 8, 1999, utilizing a portion of the proceeds of the Asset Sale.

     The Company recognized no income tax benefit for the six-month periods ended March 31, 2001 and April 1, 2000. The net cumulative operating losses as of March 31, 2001 were approximately $8.3 million. The Company projects losses to continue in fiscal year 2001. These losses remain available to the Company on a carryforward basis to offset any future earnings, but they have been fully offset by a valuation allowance in the financial statements, as their future realization is uncertain. There is no remaining loss carryback available to the Company.

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

Liquidity and Capital Resources

     BEI has incurred significant operating losses and the Company expects losses to continue for at least the next one to two years. The Company is dependent on a single product, the HTA, to achieve commercial success and generate sufficient future revenues and profits to fulfill capital needs. In addition, the Company expects that it will continue to expend substantial resources in expansion of marketing and sales activities and research and development. BEI's future revenues will depend upon, among other factors its ability to cost effectively commercialize the HTA. The Company's capital requirements to complete the commercialization of the HTA depend on numerous factors, including the resources required to initiate commercialization of the HTA in the United States and the extent to which the HTA gains market acceptance and sales.

     The Company believes that existing cash balances will provide adequate funding to meet the Company's minimum capital requirements into the fourth calendar quarter of 2001. However, this plan does not provide for all of the investment in sales and marketing activities that the Company believes will be required to successfully commercialize the HTA. The Company is currently exploring options to fund operations beyond that period,. There can be no assurance that additional financing will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants.

     In order to attempt to maximize the return on assets of the Company and to provide a contingency plan in the event the Company does not obtain the additional capital necessary to commercialize the HTA the Board of Directors is evaluating various strategic alternatives that may be available to the Company, including: (i) an affiliation with a third party to exploit the HTA technology,
(ii) the licensing or sale of the HTA technology, and (iii) possible reinvestment of the proceeds derived from such license or sale in an appropriate business based on the Company's existing expertise and management.

     There can be no assurance that the Company will successfully commercialize the HTA or that the Company will achieve significant revenue from either international or domestic sales of the HTA. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. In the event the Company is unable to achieve profitability or secure additional sources of capital, its ability to continue as a going concern may be severely impaired. The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments relating to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     During the first six-months of fiscal 2001 cash used in operating activities was $2,055,000 reflecting the net loss of $2,509,000 which was partially offset by the receipt of $367,000 of refundable income taxes less decreases in accounts payable and accrued liabilities of $129,000, plus $253,000 of adjustments to reconcile the net loss to net cash used in operating activities for depreciation and amortization of $56,000, costs associated with the issuance of common stock warrants of $143,000 and other non cash expense of $50,000.

Cash used in investing activities during the first six months of fiscal 2001 was $84,000 reflecting purchases of plant and equipment of $10,000 and increases in marketable securities of $97,000 partially offset by a reduction in a long-term security deposit of $23,000.

Cash received from financing activities was $3,701,000 reflecting gross proceeds from the Series A Preferred of $4,179,000 less transaction costs of $478,000.

In addition, in November 2000 the Company entered into a long-term lease for $157,0000 with IBM Credit Corp to finance the purchase of a computer enterprise resource planning system including installation and implementation support. The agreement calls for 60 monthly payments of $3,396 beginning June 2001.

     The Company had no other material capital or other commitments as of March 31, 2001.

Effects of Inflation

     Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

                                    PART II.
                                OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds

          A full description of the Series A Convertible Preferred Stock issued on February 14, 2001 is included in Note 3 to the Condensed Consolidated Financial Statements on page 8 of this quarterly report.


Item 4.   Submission of Matters to Vote of Security Holders

          1. The Annual Meeting of Stockholders of the Company (the "Meeting") was held on February 27, 2001. At the meeting, Lawrence A. Wan was elected as director of the Company for a three-year term expiring at the Company's 2004 Annual Meeting. He was elected by a vote of 6,900,093 votes in favor and 264,275 votes withheld.

               In addition, the following directors continued in office: Charles Crocker and Ralph M. Richart (until the Company's 2002 Annual Meeting), Richard W. Turner, Gary D. Wrench and Jordan Davis (until the Company's 2003 Annual Meeting).

          2. The other matters presented at the Meeting and the votes of the stockholders with respect thereto are as follows:

               The selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 29, 2001 was ratified with 7,086,634 votes in favor, 20,990 against and 56,744 abstentions.


Item 5.   Other Information

          On January 29, 2001, the Company entered into Amendment No. 1 to Product Royalty Agreement with Milton H. Goldrath, M.D. (the, "Amendment"), amending certain provisions of the Product Royalty Agreement entered into as of December 28, 1993, between the Company and Dr. Goldrath (together with the Amendment, the "Agreements"). The Agreements provide for the payment of royalties by the Company for the use of certain technologies acquired from Dr. Goldrath that are used in the production of the HTA. The royalties payable to Dr. Goldrath are based on sales of certain component parts of the HTA. The Agreements are attached as Exhibits 10.1 and 10.2 to this quarterly report.

          In connection with the execution of the Amendment, the Company issued a warrant dated January 29, 2001 to Dr. Goldrath. The warrant entitles Dr. Goldrath to purchase 150,000 shares of common stock of the Company at a price of $1.875 per share within ten years of the date of the warrant.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    10.1 *Product Royalty Agreement by and between the Company and Milton H. Goldrath, M.D. dated December 28, 1993.

                    10.2 *Amendment No. 1 to Product Royalty Agreement by and
                          between the Company and Milton H. Goldrath, M.D. dated January 29, 2001.

          (b)  Reports on Form 8-K

                    (i) Registrant filed a Form 8-K Report dated February 20, 2001, which consisted of Item 5, reporting on the private placement of 1,114,485 shares of its Series A Convertible Preferred Stock and Item 7, Exhibit 3.1 - Certificate of Designations, Preferences and Rights of the Series A Preferred Stock.


* Certain portions have been deleted pursuant to confidential treatment request

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2001.







                              BEI Medical Systems Company, Inc.





                              By:   /s/ THOMAS W. FRY
                                   ------------------------------------

                                   Thomas W. Fry
                                   Vice President of Finance and Administration, Secretary and Treasurer
                                   (Chief Financial Officer)

                                INDEX TO EXHIBITS




     Exhibit

     Number
     ------


     10.1 *Product Royalty Agreement by and between the Company and Milton H. Goldrath, M.D. dated December 28, 1993.

     10.2 *Amendment No. 1 to Product Royalty Agreement by and between the Company and Milton H. Goldrath, M.D. dated January 29, 2001.


* Certain portions have been deleted pursuant to confidential treatment request