Form 10-Q
period 2001-06-30
BEI MEDICAL SYSTEMS CO INC /DE/
filed 2001-08-13
CIK 851478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001 or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from        to       .
                                                         -------  -------


                         Commission file number 0-17885

                        BEI MEDICAL SYSTEMS COMPANY, INC.
             (Exact name of Registrant as specified in its charter)


         Delaware                                          71-0455756
-------------------------------------       ------------------------------------
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

           Common Stock:  $.001 Par Value, 7,714,905 shares as of August 1, 2001



                                     -----

                                      INDEX


     PART 1.             FINANCIAL INFORMATION   (Unaudited)                                                PAGE
                         ---------------------                                                              ----
     Item 1.           Financial Statements

                              Condensed Consolidated Balance Sheets -- June 30, 2001 (unaudited)
                                and September 30, 2000                                                       3

                              Condensed Consolidated Statements of Operations -- Three Months
                                Ended June 30, 2001 (unaudited) and July 1, 2000 (unaudited) and
                                Nine Months ended June 30, 2001 (unaudited) and July 1, 2000
                                (unaudited)                                                                  4

                              Condensed Consolidated Statements of Cash Flows -- Three Months
                                Ended June 30, 2001 (unaudited) and July 1, 2000 (unaudited)
                                                                                                             5

                              Notes to Condensed Consolidated Financial Statements -- June 30, 2001
                                                                                                             6

     Item 2.           Management's Discussion and Analysis of Financial Condition and Results of            10
                         Operations

     PART II.            OTHER INFORMATION
                         -----------------

     Item 4.           Submission of Matters to a Vote of Security Holders                                   14

     Item 5.           Other Information                                                                     14

     Item 6.           Exhibits and Reports on Form 8-K                                                      22

                           (a)        Exhibits


                           (b)        Reports on Form 8-K


                    SIGNATURES                                                                               23

                                     -----

                              FINANCIAL INFORMATION


Item 1.  Financial Statements


CONDENSED CONSOLIDATED BALANCE SHEETS
BEI Medical Systems Company, Inc. and Subsidiaries

(dollars in thousands)                                            June 30,               September 30,
                                                                    2001                     2000
                                                                (Unaudited)            (See note below)
-------------------------------------------------------------------------------------------------------
 ASSETS
 Current assets
   Cash and cash equivalents                                         $4,329                    $4,228
   Restricted cash                                                      158                       157
   Marketable securities                                                428                       311
   Trade receivables, net                                                95                        59
   Inventories                                                          430                       433
   Refundable income taxes                                               --                       367
   Other current assets                                                 192                        97
-------------------------------------------------------------------------------------------------------
 Total current assets                                                 5,632                     5,652
 Plant and equipment, net                                               304                       216
 Patents, net                                                           168                       179
 Other assets                                                            68                        91
-------------------------------------------------------------------------------------------------------
 Total assets                                                        $6,172                    $6,138
=======================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Trade accounts payable                                              $483                      $304
   Accrued expenses and other liabilities                             1,049                     1,063
   Current portion of long term lease obligation                         25                        --
-------------------------------------------------------------------------------------------------------
 Total current liabilities                                            1,557                     1,367

   Long term lease obligation, less current portion                     130                        --
   Stockholders' equity                                               4,485                     4,771
-------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                          $6,172                    $6,138
=======================================================================================================

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


                                     -----


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

                                                           Quarter Ended                   Nine Months Ended
 (amounts in thousands except per                      June 30,         July 1,          June 30,       July 1,
 share amounts)                                          2001             2000             2001           2000
 -------------------------------------------------------------------------------------------------------------------
    Revenues                                              $84             $43              $155          $1,313
    Cost of revenues                                      183             226               493           1,274
 -------------------------------------------------------------------------------------------------------------------
    Gross profit (loss)                                   (99)           (183)             (338)             39

    Selling, general and administrative
      expenses                                          1,212             951             2,778           3,238
    Research, development and related
      expenses                                            361             553             1,183           1,280
    Gain on Asset Sale                                     --              --                --          (1,913)
 -------------------------------------------------------------------------------------------------------------------
                                                        1,573           1,504             3,961           2,605
 -------------------------------------------------------------------------------------------------------------------
    Loss from operations                               (1,672)         (1,687)           (4,299)         (2,566)

    Interest income                                        55              87               174             227
    Interest expense                                       (2)             --                (3)            (50)
 -------------------------------------------------------------------------------------------------------------------
    Loss before income taxes and                       (1,619)         (1,600)           (4,128)         (2,389)
      extraordinary item

    Income taxes                                           --            (299)               --            (299)
 -------------------------------------------------------------------------------------------------------------------
    Net loss before extraordinary item                 (1,619)         (1,301)           (4,128)         (2,090)

    Extraordinary loss on extinguishment of
      debt                                                 --              --                --            (130)
 -------------------------------------------------------------------------------------------------------------------
    Net loss                                          ($1,619)        ($1,301)          ($4,128)        ($2,220)
 ===================================================================================================================


 Loss per Common Share
    Loss before extraordinary loss per common
      share, basic and diluted                         ($0.21)         ($0.17)           ($0.54)         ($0.27)
 ===================================================================================================================

    Extraordinary loss on extinguishment of
      debt, basic and diluted                           --              --                --             ($0.02)
 ===================================================================================================================

    Net loss per common share, basic and
      diluted                                          ($0.21)         ($0.17)           ($0.54)         ($0.29)
 ===================================================================================================================

    Weighted average shares outstanding                 7,677           7,622             7,658           7,611
 ===================================================================================================================
     See notes to condensed consolidated financial statements.


                                     -----


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
BEI Medical Systems Company, Inc. and Subsidiaries
 (Unaudited)

                                                                                       Nine Months Ended
                                                                         -----------------------------------------
 (dollars in thousands)                                                    June 30, 2001          July 1, 2000
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                            ($3,453)              ($3,549)

Cash flows from investing activities:
  Purchases of equipment                                                           (50)                  (16)
  Purchases of marketable securities                                              (130)                   --
  Reduction of other assets                                                         23                    --
  Net proceeds from Asset Sale                                                      --                 8,871
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                               (157)                8,855

Cash flows from financing activities:
  Net proceeds from issuance of Series A Convertible
    Preferred Stock                                                              3,701                    --
  Proceeds from the exercise of options                                             10                    --
  Proceeds from revolving credit note                                               --                   500
  Payments on long-term debt and revolving credit note                              --                (1,500)
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing                                         3,711                (1,000)
activities

------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                          101                 4,306

Cash and cash equivalents at beginning of period                                 4,228                 1,654
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $4,329                $5,960
==================================================================================================================
     See notes to condensed consolidated financial statements.


                                     -----

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

June 30, 2001


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
                                               ==================

     The following unaudited pro forma statement of operations data for the nine months ended July 1, 2000 has been prepared assuming the Asset Sale was completed as of October 2, 1999. The pro forma financial data is presented for illustrative purposes only and is not necessarily indicative of any future results of operations or the results that might have occurred if the Asset Sale had actually occurred on the indicated date.


                                     -----

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

June 30, 2001


Statement of Operations Data
(in thousands, except per share amounts)

                                                                           NINE MONTHS ENDED JULY 1, 2000
                                                                           ------------------------------
                                                                     HISTORICAL        Pro Forma    Pro Forma
                                                                     ----------       ADJUSTMENTS       as
                                                                                      -----------    ADJUSTED
                                                                                                     --------
   Revenues.....................................................          $1,313          $1,184 (1)        $129
   Cost of revenues.............................................           1,274             642 (1)         632
                                                                    ------------------------------------------------
       Gross profit (loss)......................................              39             542 (1)        (503) (4)

   Selling, general and administrative expenses.................           3,238             434 (1)       2,804
   Research, development and related expenses...................           1,280              --           1,280
   Gain on Asset Sale...........................................          (1,913)         (1,913) (2)         --
                                                                    ------------------------------------------------
                                                                           2,605          (1,479)          4,084
                                                                    ------------------------------------------------
       Income (loss) from operations............................          (2,566)          2,021          (4,587)

   Interest income..............................................             227              --             227
   Interest expense.............................................             (50)            (50) (3)         --
                                                                    ------------------------------------------------
       Income (loss) before income taxes and
         extraordinary item                                               (2,389)          1,971          (4,360)

   Income tax benefit...........................................            (299)             --            (299)
                                                                    ------------------------------------------------
       Income (loss) before extraordinary item..................          (2,090)          1,971          (4,061)
   Extraordinary loss on extinguishment of debt.................            (130)           (130)(3)          --
                                                                    ------------------------------------------------
       Net income (loss) .......................................         ($2,220)         $1,841         ($4,061)
                                                                    ================================================

Loss per Common Share:
   Loss before extraordinary loss per common share,
      basic and diluted.........................................         ($0.27)                          ($0.53)
                                                                    ================================================
   Extraordinary loss on extinguishment of debt, basic
      and diluted ..............................................         ($0.02)                           --
                                                                    ================================================

   Net loss per common share, basic and diluted.................         ($0.29)                          ($0.53)
                                                                    ================================================

   Weighted average shares outstanding..........................           7,611                           7,611
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


                                     -----

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

June 30, 2001


         Sale to repay the outstanding indebtedness under this facility and financing charges on accounts receivable related to the Base Business.

(4) The pro forma negative gross margin for the nine months ended July 1, 2000, of $503,000, reflects direct product costs and fixed manufacturing costs for the HTA business of $330,000, as well as pro forma allocation of $302,000 of fixed manufacturing overhead costs prior to the Asset Sale, which were projected to continue following the Asset Sale.

Note 2
Inventories
                                               June 30,         September 30,
      (dollars in thousands)                     2001                2000
--------------------------------------------------------------------------------
     Finished products                            $420                $143
     Work in process                                10                 212

     Materials                                      --                  78
--------------------------------------------------------------------------------
     Inventories                                  $430                $433
================================================================================

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

     The holders of Series A Preferred are entitled to participate, on an as-converted to Common Stock basis, in any dividends paid on the Common Stock, when and if declared by the Board of Directors. In addition, the holders of the Series A Preferred have the right to a separate vote on certain items (as described in the certificate of designations), including but not limited to (i) amendments to the Company's Certificate of Incorporation or Bylaws that adversely affect the rights, privileges or restrictions of the Series A Preferred, (ii) the payment or declaration of a dividend on any shares of Common Stock, (iii) a decrease or increase in the number of authorized directors, (iv) authorization or designation of any new class or series of stock or other securities of the Company ranking on parity with or senior to the Series A Preferred in right of redemption, liquidation preference, voting or dividends or any increase in the authorized or designated number of any such new class or series, (v) any liquidation or winding up of the Company, or (vi) entering into an agreement regarding a merger, acquisition or sale of voting control or sale or lease of substantially all of the assets of the Company whereby the holders of the Series A Preferred would not receive a minimum amount of consideration ranging from two to four times their original purchase price paid for each share of Series A Preferred. In addition, in the event of any liquidation of the Company, the holders of the Series A Preferred, shall be entitled to receive, in preference to the holders of Common Stock, a per share amount


                                     -----

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

June 30, 2001


equal to the original purchase price of the Series A Preferred (as adjusted for any stock splits, dividends and the like) plus any declared but unpaid dividends.

     As part of the private placement, the Company expanded its Board of Directors from five members to six and provided the holders of the Series A Preferred, voting as a separate class the right to elect one director.


Note 4
Loss Per Share

     As a result of the net loss for all periods presented, weighted average shares used in the calculation of basic and diluted loss per share are the same. Weighted shares exclude unvested restricted stock, which amounted to 28,000 and 64,000 shares on June 30, 2001 and July 1, 2000, respectively. Common stock equivalents are excluded from the loss per share for all periods presented because the effect would be anti-dilutive.








                                     -----

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements may be deemed to include information that is not historical, including without limitation, statements based on our current expectations, assumptions, estimates and projections about our company and our industry, including statements with respect to the timely development acceptance, commercialization and pricing of our Hydro ThermAblater or HTA, the impact of competitive products and pricing, our ability to satisfy the conditions of the FDA approval and on-going regulatory requirements, the adequacy of anticipated sources of cash to fund our future capital requirements into the fourth calendar quarter of 2001, our ability to raise additional capital on terms favorable to us, or at all, the availability or realization of strategic alternatives and general economic conditions as they affect our customers. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and we assume no obligation to update these statements. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties discussed below under the caption "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the period ended September 30, 2000. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

     The following discussion and analysis of the financial condition and results of operations as it relates to the nine month period ended July 1, 2000, principally reflects historical results prior to the Asset Sale. The Asset Sale had a significant impact upon the financial condition and results of operations of the Company, as both revenues and revenue generating assets were significantly reduced (see "Financial Statements and Supplementary Data"). The Company's product focus became narrowed and dependent upon the successful completion of the Food and Drug Administration ("FDA") Phase III clinical trials and commercialization of the Hydro ThermAblator(R), or HTA(R) technology.

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


Three Months Ended June 30, 2001 and July 1, 2000

     Revenues for the three-months ended June 30, 2001, were $84,000 compared to $43,000 for the three-month period ended July 1, 2000. The increased revenue reflects revenue from initial shipments in the United States of the HTA control units and HTA disposable sterile procedure sets following the receipt of FDA approval to market the HTA on April 20, 2001.


                                     ------

International shipments during the period were $14,000 compared to $40,000 for the three-month period ended July 1, 2000.

     The negative gross profit of $99,000 in the three-month period ended June 30, 2001 compared to $183,000 in the third quarter of fiscal 2000 reflects the increased revenues and the reduction of fixed overhead expenditures. Overhead expenditures during the three-month period ended July 1, 2000 reflected costs associated with the transition period following the Asset Sale in December 1999. Overhead expenses for the third quarter of fiscal 2001 were approximately $123,000, compared to $164,000 in the same period of fiscal 2000.

     Selling, general and administrative expenses increased $261,000 to $1,212,000 for the three-months ended June 30, 2001 compared to $951,000 for the comparable period in fiscal 2000. The increase in expenses principally reflects increased selling and marketing expenditures following the receipt of FDA approval to market the HTA on April 20, 2001, and the beginning of the Company's efforts to commercialize the HTA in the United States following the receipt of such approval plus increased personnel requiting costs. The Company anticipates that selling and marketing expenditures will continue to increase for the foreseeable future.

     Research, development and related expenses were $361,000 in the third quarter of fiscal 2001, a decrease of $192,000 or 34.7% from the comparable period of fiscal 2000. The lower expenses reflects the absence of spending related to the Company's FDA clinical trial, which was ongoing during the third quarter of fiscal 2000.

     Interest income decreased to $55,000 in the three-month period ended June 30, 2001 compared to $87,000 in the three-month period ended July 1, 2000, as a result of lower interest rates and lower average cash balances on hand during the quarter.

     The Company recognized no income tax benefit for the three-month period ended June 30, 2001 compared to a benefit of $299,000 for the three-month period of July 1, 2000. The income tax benefit in fiscal 2000 resulted from the favorable settlement of a disputed tax item related to the spin-off of BEI Technologies, Inc. in September of 1997. The net cumulative operating losses as of June 30, 2001 were approximately $8.3 million. The Company projects losses to continue in fiscal year 2001. These losses remain available to the Company on a carryforward basis to offset any future earnings, but they have been fully offset by a valuation allowance in the financial statements, as their future realization is uncertain. There is no remaining loss carryback available to the Company.


Nine Months Ended June 30, 2001 and July 1, 2000

     Revenues for the nine-months ended June 30, 2001, were $155,000, a decrease of $1,158,000 from the comparable nine-month period of fiscal 2000. The lower revenue reflects the impact of the Asset Sale on December 8, 1999. Approximately $1,184,000, or 90.2% of the Company's revenues for the nine-months ended July 1, 2000, were derived from products that were included in the Base Business sold to CSAC. The comparable nine-month period of fiscal year 2001 did not include revenues from the Base Business. International revenues related to the HTA were $83,000 in the nine-months ended June 30, 2001 versus $125,000 in the comparable nine-month period of fiscal 2000. Domestic sales of the HTA were $70,000 following receipt of FDA approval to market the HTA on April 20, 2001, compared to zero in the nine-month period of fiscal 2000.

     The negative gross profit of $338,000 in the nine-month period ended June 30, 2001 compared to the gross profit of $39,000 in the comparable nine-month period of fiscal 2000 reflects the impact of the Asset Sale and the resulting absorption of fixed overhead expenditures over the significantly lower revenue base. The pro forma gross profit in fiscal 2000


                                     ------
associated with the products included in the Asset Sale was $542,000. Overhead expenses for the first nine-month period of fiscal 2001 were approximately $355,000, compared to $615,000 in the same period of fiscal 2000. Overhead expenses in the nine-month period ended July 1, 2000 included approximately $125,000 of costs allocated to the products included in the Asset Sale on a proforma basis.

     Selling, general and administrative expenses declined $460,000 to $2,778,000 for the nine-month period ended June 30, 2001 compared to $3,238,000 for the comparable nine-month period in fiscal 2000. The decline in expenses reflects lower administrative expenses of $222,000, reflecting a 11.9% decline; plus reduced amortization of intangible assets of $104,000. Following the Asset Sale, the Company reduced personnel and related employee benefit costs, incurred lower sales commissions, reduced marketing expenditures and had lower amortization of intangible assets reflecting the reduction in these assets as a result of the Asset Sale. Following the receipt of FDA approval to market the HTA in the United States on April 20, 2001, the Company began to increase spending to commercialize the HTA partially offsetting the above decrease. In addition, the fiscal 2000 expenses included a charge of $139,000 for the write-down of certain fixed assets and accounts receivable to net realizable value as a result of the Asset Sale.

     Research, development and related expenses were $1,183,000 in the first nine-months of fiscal 2001, a decrease of $97,000 or 7.6% from the comparable period of fiscal 2000. The lower spending reflects reduced expenses resulting from the completion in August 2000 of the twelve-month post treatment follow-up examination portion of the HTA Phase III clinical trial in the United States and completion in September 2000 of the premarket approval ("PMA") application to the FDA. As a result, the rate of spending required to support the clinical trial during fiscal 2001 declined from the levels that were required during fiscal 2000. Partially offsetting the above decrease was a non-cash charge of $143,000, relating to the issuance of warrants to purchase common stock of the Company that were issued in exchange for an amendment to the Company's existing HTA royalty agreement to reduce future royalty payments on certain disposable components of it's HTA. The fair market value of the warrants was charged to product development during the second quarter of fiscal 2001.

     The gain on Asset Sale in fiscal 2000 reflects the closing of the Asset Sale on December 8, 1999. See Note 1 to the Condensed Consolidated Financial Statements for further information on the Asset Sale.

     Interest income decreased to $174,000 in the nine-month period ended June 30, 2001, compared to $227,000 in the nine-month period ended July 1, 2000, as a result of lower interest rates and lower average cash balances on hand during the period.

     Interest expense of $3,000 for the nine-month period ended June 30, 2001, primarily reflects capital lease interest expense related to the Company's long-term lease with IBM Credit Corp. and interest expense of $50,000 for the nine-month period ended July 1, 2000 reflects interest on borrowings under the term note and related credit facility with Transamerica Business Credit Corporation ("TBCC"), which were repaid by the Company in full on December 8, 1999.

     The Company recognized no income tax benefit for the nine-month period ended June 30, 2001. The income tax benefit in fiscal 2000 resulted from the favorable settlement of a disputed tax item related to the spin-off of BEI Technologies, Inc. in September of 1997. The net cumulative operating losses as of June 30, 2001 were approximately $8.3 million. The Company projects losses to continue in fiscal year 2001. These losses remain available to the Company on a carryforward basis to offset any future earnings, but they have been fully offset

                                     ------
by a valuation allowance in the financial statements, as their future realization is uncertain. There is no remaining loss carryback available to the Company.

     The extraordinary loss on extinguishment of debt incurred in fiscal 2000 resulted from repayment of borrowings from TBCC on December 8, 1999, the closing of the Asset Sale. Cancellation fees aggregating $85,000 were incurred in connection with such prepayment. Such fees, as well as the $45,000 unamortized portion of the deferred financing fees for the debt, were reflected as an extraordinary loss in the accompanying condensed consolidated statement of operations.


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

     The Company believes that existing cash balances will provide adequate funding to meet the Company's minimum capital requirements into the fourth calendar quarter of 2001. However, this plan does not provide for all of the investment in sales and marketing activities that the Company believes will be required to successfully commercialize the HTA. The Company is currently exploring options to fund operations beyond that period. There can be no assurance that additional financing will be available on terms attractive to the Company, or at all. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants.

     In order to attempt to maximize the return on assets of the Company and to provide a contingency plan in the event the Company does not obtain the additional capital necessary to commercialize the HTA, the Board of Directors is evaluating various strategic alternatives that may be available to the Company, including: (i) an affiliation with a third party to exploit the HTA technology,
(ii) the licensing or sale of the HTA technology, and (iii) possible reinvestment of the proceeds derived from such license or sale in an appropriate business based on the Company's existing expertise and management.

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

     During the first nine-months of fiscal 2001, cash used in operating activities was $3,453,000, reflecting the net loss of $4,128,000. This loss was partially offset by the receipt of $367,000 of refundable income taxes, increases in accounts payable and accrued liabilities of $165,000, partially offset by increases in current assets of $146,000; plus $289,000 of


                                     ------
adjustments to reconcile the net loss to net cash used in operating activities for depreciation and amortization of $88,000, costs associated with the issuance of warrants to purchase common stock of $143,000 and other non cash expense of $58,000.

     Cash used in investing activities during the first nine months of fiscal 2001 was $157,000, reflecting purchases of plant and equipment of $50,000 and increases in marketable securities of $130,000, partially offset by a reduction in a long-term security deposit of $23,000.

     Cash received from financing activities was $3,711,000, primarily reflecting gross proceeds from the Series A Preferred of $4,179,000, less transaction costs of $478,000.

     In addition, in November 2000, the Company entered into a long-term lease for $157,000 with IBM Credit Corp to finance the purchase of a computer enterprise resource planning system, including installation and implementation support. The agreement calls for 60 monthly payments of $3,396 beginning June 2001.

     The Company had no other material capital or other commitments as of June 30, 2001.


Effects of Inflation

     Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.








                                     ------

                                    PART II.
                                OTHER INFORMATION




Item 4.  Submission of Matters to Vote of Security Holders

         (a) A Special Meeting of Stockholders of the Company was held on June 7, 2001.

         (b) The matters voted upon at the meeting and the voting of the stockholders with respect thereto are as follows:

              1. To approve the Company's Amended 1987 Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 500,000 shares. The amendment was approved by a vote of 5,642,575 in favor, 807,059 against and 2,510 abstentions.

              2. To approve the Certificate of Amendment of the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 20,000,000 to 30,000,000 and to increase the authorized number of shares of Preferred Stock from 2,000,000 to 5,000,000. The amendment was approved by a vote of 5,664,883 in favor, 784,751 against and 2,510 abstentions.


Item 5.  Other Information


                                  RISK FACTORS

         The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may impair our business operations. If any of the following risks actually occur, our business could be harmed.


We have a history of operating losses and anticipate future losses and we may never be profitable.

     Historically, we have incurred significant losses in our medical device business and we expect to incur increasing and significant losses in the future for at least the next two or three years as we expend substantial resources:

o        for expansion of marketing and sales activities;

o        for research and development;

o        for start-up manufacturing costs; and

o        in support of regulatory and reimbursement approvals.


                                     ------

     If we are able to commercialize the HTA, we cannot guarantee we will achieve significant revenues from either international or domestic sales of the HTA. In addition, we cannot assure you that we will achieve or sustain profitability in the future. In the event we are unable to achieve profitability or secure additional sources of capital, our ability to continue as a going concern may be severely impaired.



We have a limited operating history on which you can base an evaluation of our business and prospects.

     We have only a limited medical device operating history on which you can base an evaluation of our business and prospects. As an early stage medical device company, you must consider our prospects in light of the risks, expenses and difficulties frequently encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. We cannot be certain that we will be able to overcome the risks and difficulties that we face and successfully compete with other medical device companies that have competing products or treatments.


We may not be able to commercialize the HTA profitably.

     Our ability to successfully commercialize the HTA will depend upon, among other factors, acceptance by the medical community of the HTA. We believe that physicians will not use the HTA unless they determine, based on clinical data and other factors, that the HTA:

o is an attractive safe treatment alternative for dysfunctional menstrual bleeding;

o offers clinical utility in a cost-effective manner; and

o does not require extensive training prior to use.

     Even though we have received approval from the FDA to market the HTA in the United States, we cannot guarantee that the HTA will be competitive with respect to these factors or that it will gain any significant degree of market acceptance among physicians, patients and healthcare payors. We believe that recommendations and endorsements by physicians will be essential for market acceptance of the HTA and we cannot be certain that any such recommendations or endorsements will be obtained. If we fail to achieve significant market acceptance of the HTA, our business, financial condition and results of operations will suffer.


Our business is regulated by the government. We cannot guarantee that we will obtain regulatory approvals to commercialize the HTA or other products that we may develop.

     Our products are medical devices subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, under the Federal Food, Drug, and Cosmetic Act. Each medical device that we wish to commercially distribute in the U.S. will likely require FDA to grant either 510(k) clearance or premarket application approval, or PMA approval, prior to marketing. The FDA's 510(k) clearance pathway usually takes from 4 to 12 months, but it can last longer.
The PMA approval pathway is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. We recently received PMA approval of the HTA for treatment of menorrhagia or dysfunctional uterine bleeding. A new PMA or PMA supplement will be required in the event of a modification to the HTA, its labeling or its manufacturing process that affects safety or effectiveness. We cannot guarantee that such approvals will be granted in a timely fashion or at all.


                                     ------

     After a device such as the HTA is placed on the market, numerous regulatory requirements apply. These include: the Quality System Regulation, or QSR, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations; the FDA's general prohibition against promoting products for unapproved or "off-label" uses; and the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. On July 31, 2001, we received approval from the FDA to market a lighter weight, smaller, and more portable version of the HTA Control Unit.

     We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. Noncompliance can result in enforcement action which may include warning letters, recalling products, ceasing product marketing, paying significant fines and penalties, and similar FDA actions which could limit product sales, delay or halt product shipment, delay new product clearance or approvals, and adversely affect our profitability. Unanticipated changes in existing regulatory requirements or adoption of new requirements could hurt our business, financial condition, and results of operations.


If we fail to obtain the capital necessary to fund our operations, we will be unable to complete the development and commercialization of the HTA.

     Our capital requirements to complete the development and commercialization of the HTA depend on numerous factors including:

o the resources required to initiate commercialization of the HTA in the United States; and

o    the extent to which the HTA gains market acceptance and sales.

     We believe that our existing cash balances will provide adequate funding to meet our minimum capital requirements into the fourth quarter of calendar 2001. However, this plan does not provide for the investment in sales and marketing activities that we believe will be required to successfully commercialize the HTA. We intend to raise additional capital to fund operations beyond that period. We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds when we need them, we may be required to scale back our operations, research, marketing or sales efforts or obtain funds through arrangements with collaborative partners or others that may require us to license or relinquish rights to technologies or products. If we raise additional funds by issuing equity securities, further dilution to our stockholders may result, and new investors could have rights superior to existing stockholders.


Our revenues are dependent upon a single product. If we are unable to commercialize the HTA profitably, we may not have any other source of revenue and our business will fail.

     We are dependent on a single product, the HTA, to achieve commercial success and generate sufficient future revenues and profits to fulfill capital needs. We cannot guarantee you that the HTA will achieve commercial acceptance. We do not have an alternative source of revenue or profits to meet capital needs in the event the HTA does not achieve commercial acceptance.


We have no manufacturing experience and will rely on contract manufacturers. If we are unable to successfully manufacture our HTA in commercial quantities,


                                     ------
we may not be able to generate revenue and become profitable.

     We have no experience in managing the manufacture and assembly of the HTA in commercial quantities and we rely on third party contract manufacturers to manufacture the HTA and its disposable components. In order to commercialize the HTA successfully, we must manufacture or assemble the HTA through third parties in accordance with FDA requirements in commercial quantities, at high quality levels and at commercially reasonable costs. In addition, the third party manufacturers are responsible for registering and maintaining their own facility regulatory and compliance approvals. Any regulatory or compliance actions against a third party vendor by either the FDA or any other regulatory body could affect the third party vendor's ability to supply us, which in turn could harm our business. The HTA has not yet been manufactured in commercial quantities at commercially reasonable costs, and we cannot guarantee you that it will be. As a result, we cannot be certain that we will not encounter difficulties in scaling up manufacturing, including problems involving:

o    production yields;

o    quality control;

o    component supply; and

o    shortages of qualified manufacturing personnel.

     In addition, we cannot be certain that we will be able to enter into satisfactory agreements with third party manufacturers to manufacture the HTA. If we fail to enter into agreements with third-party manufacturers on reasonable terms, if at all, or if we are unable to produce the HTA in commercial quantities at high quality levels and at commercially reasonable prices our business, financial condition and results of operations will suffer.

     We rely on single-source suppliers for a number of the HTA's components and if we are unable to obtain components we would be harmed and our operating results would suffer.

     We currently depend on single-source vendors for a number of the HTA's significant components. Because the HTA has not yet been manufactured in commercial quantities, we cannot be certain that our current vendors of these components will be able or willing to meet our future demands. Establishing additional sources of supply for these components could take a substantial amount of time and expense. If we have to switch to a replacement vendor, the manufacture and delivery of our HTA could be interrupted for an extended period. Although we will try to maintain sufficient quantities of inventory of such components to minimize production delays or interruptions, we cannot guarantee you that we will find suitable alternatives at reasonable prices, if at all, or that any such alternatives will remain available to us. If we are not able to obtain acceptable suppliers of components in a timely manner or to find and maintain suitable replacement suppliers of components, our business, financial condition and results of operations will suffer.


We have limited sales experience. If we fail to establish marketing and direct sales capabilities sufficient to support commercial sales of the HTA, our business will suffer.

     We have no direct international or domestic field sales force, and have only a limited number of relationships with international distributors and domestic manufacturing representatives to market the HTA. We have been limited to marketing of the HTA internationally with a group of specialty distributors in selected international markets and we have entered into manufacturing representative agreements with a number of marketing specialty organizations to promote the HTA in the United States. We cannot guarantee you that


                                     ------
these relationships or agreements will result in sales of the HTA or that we will be successful in establishing additional partnership relationships on commercially reasonable terms, if at all. Achieving market acceptance for the HTA will require us to establish additional marketing and direct sales capability sufficient to support sales in commercial quantities. Establishing such capability will require significant financial and human resources. We cannot be certain that we will be able to recruit and retain additional qualified marketing or sales personnel or that our future sales efforts will be successful. If we fail to establish and maintain an effective distribution channel for the HTA or to establish and retain qualified and effective sales personnel to support commercial sales of the HTA, our business, financial condition and results of operations will suffer.

RISKS ASSOCIATED WITH INTERNATIONAL SALES MAY HARM OUR BUSINESS.

     Most of our sales to date of the HTA have been made internationally through a limited network of distributors. Our international sales are dependent upon the marketing efforts of, and sales by, these distributors. We may also rely on these distributors to assist us in obtaining reimbursement approvals from both government and private insurers in certain international markets. In general, we have chosen to operate through small distribution firms because of the belief that these firms will devote greater attention to the HTA. However, the use of small distributors increases the risks associated with financial instability of distributors, which includes the risk that distributors will cease operations or will be unable to satisfy financial obligations to us. If a distributor were to fail to invest adequate capital promoting the HTA or were to cease operation, we would likely be unable to achieve significant revenues in the territory. In addition, because we have limited resources directed at supporting international sales, we have only limited sell through with many of our distributors. We also do not currently have distributors in a number of significant international markets that we have targeted and will need to establish additional international distribution relationships. We cannot be certain that we will engage qualified distributors on commercially reasonable terms in a timely manner. If we fail to engage distributors or if the distributors fail to achieve significant revenues from sales of the HTA, our business, financial condition and results of operations would be harmed. In addition, our international revenues and operations may be limited or disrupted by:

o        government and regulatory controls;

o        export license requirements;

o        political instability;

o        trade restrictions;

o        changes in tariffs and other local taxes;

o        difficulties in managing international operations;

o        fluctuations in foreign currency exchange rates; and

o        freight and transportation costs.

     We cannot guarantee you that we will be able to successfully commercialize the HTA in any international market.


We may be unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents.

     Our ability to compete effectively will depend substantially on our ability to develop and maintain the proprietary aspects of our technology. We cannot be certain that any of our issued


                                     ------
patents, or any future patents that may be issued, will offer any degree of protection to the HTA against competitive products. Further, we cannot be certain that any patents that may be issued or licensed to us or any of our patent applications will not be challenged, invalidated or circumvented in the future. In addition, we cannot assure you that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell the HTA either in the United States or in international markets.

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property disputes, and some companies in the industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not in the future become subject to patent infringement claims and litigation or interference or other proceedings in the United States Patent Office or USPTO. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued or licensed to us, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others.

     Any litigation or USPTO proceedings involving us will result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination in litigation or USPTO proceedings to which we may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. Although some patent and intellectual property disputes in the medical device area have been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include substantial ongoing royalties. Furthermore, we cannot be certain that necessary licenses would be available to us on satisfactory terms, if at all. If we are subjected to an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses, we could be prevented from manufacturing and selling the HTA, which would harm our business, financial condition and results of operations.

     In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to an individual by us during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties or utilized by the individual, except in specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering services to us shall be the exclusive property of BEI. We cannot guarantee you that our proprietary information will not be misused or confidentiality agreements with employees, consultants and others will not be breached, that we will become aware of such breach or will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.


We are subject to uncertainties regarding health care reimbursement and reform. If patients are not reimbursed by third parties for the cost of the diagnostic or therapeutic procedure in which the HTA is used or there are adverse changes in government and private third party payors' policies toward reimbursement for such procedures, our business will be harmed.

     Our ability to commercialize the HTA in the United States depends in part on the extent to which patients are reimbursed by governmental agencies, private health insurers and other organizations, such as health maintenance organizations, for the cost of such treatments. Although reimbursement for diagnostic and therapeutic procedures to treat uterine disorders


                                     ------
such as menorrhagia, or dysfunctional uterine bleeding and fibroid treatment have generally been available in the United States, we cannot guarantee you that it will continue to be the case or that the fees currently allowed for these procedures will not be reduced. Our business could also be harmed by changes in reimbursement policies of government or private healthcare payors, particularly to the extent that any such changes affect reimbursement for diagnostic or therapeutic procedures in which the HTA is used. Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from healthcare payors for procedures in which the HTA is used, or adverse changes in government and private third-party payors' policies toward reimbursement for such procedures, could harm our business, financial condition and results of operations.

     Market acceptance of the HTA in international markets may be dependent in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored and private healthcare insurance. Although we will seek international reimbursement approvals, obtaining such approvals can require 12 to 18 months or longer and we cannot be certain that any such approvals will be obtained in a timely manner, that we will obtain sufficient reimbursement, or that we will obtain any reimbursement at all. The failure to receive additional international reimbursement approvals would have a significant effect on the market acceptance of the HTA in the international markets in which we are seeking approvals and could harm our business, financial condition and results of operations.

     We expect that there will be continued pressure on cost-containment throughout the United States healthcare system. Reforms may include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups and fundamental changes to the healthcare delivery system. We anticipate that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on us.


We face intense competition in our industry, and if our competitors develop new technologies or products that are more effective than ours, our opportunity to commercialize the HTA will be reduced or eliminated.

     Competition in the treatment of dysfunctional menstrual bleeding is intense and is accentuated by the rapid pace of technological development. Research and development of products or treatments by others may result in breakthroughs, which render the HTA obsolete even before we generate revenue. There are other products that have received regulatory approvals that will compete with the HTA and many of our competitors have significantly greater resources than we do. One of the principal competitors for our HTA is Gynecare, a subsidiary of Ethicon, Inc./Johnson & Johnson, whose ThermaChoice balloon, a device for endometrial ablation, was cleared to be marketed in the United States by the FDA in December 1997. In addition, Her Option, a product of CryoGen, which is a cryogenic probe that creates an iceball within the uterus, was approved by the FDA in April 2001.

     Other products of principal competitors that we believe are currently undergoing clinical trials in the United States include:


o NovaSure, a product of Novacept, which utilizes a bipolar electrosurgical probe that


                                     ------
     incorporates an expandable conductive mesh that is brought into contact with the lining of the uterus through the application of suction; and

o MEA, a product of Microsulis PLC, which employs a hand-held applicator to apply low power microwaves to the uterine cavity.

     Other competitive technologies that are being sold internationally but not domestically include:

o Cavaterm, a product of Wallsten Medical SA, which is a hand held balloon similar to that of the ThermaChoice balloon; and

o Gynelase, a product of Sharplan, which is a diode laser thermal therapy device.

     Other large healthcare companies may enter the market in the future. Competing companies may succeed in developing technologies and products that are efficacious or more cost effective than the HTA. We cannot guarantee you that these companies will not succeed in developing technologies and products that are more effective than the HTA or that would render our technologies or HTA obsolete or not competitive. We expect competition for devices and service to treat dysfunctional menstrual bleeding to increase. Such competition could harm our business, financial condition and results of operations.


If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of the HTA or other products that we may develop.

     We face an inherent business risk of financial exposure to product liability claims in the event that the use of the HTA or other products we may develop results in personal injury. The HTA is complex and will be used in medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death. If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities or be required to limit the commercialization of the HTA or other products we may develop. We currently maintain product liability insurance with coverage limits of $10,000,000 per occurrence and in the aggregate. We cannot predict, however, whether such insurance is sufficient, or if not, whether we will be able to obtain such insurance as is sufficient, to cover the risks associated with our business or whether such insurance will be available at premiums that are commercially reasonable. A successful claim against or settlement by BEI in excess of its insurance coverage or our inability to maintain insurance in the future could harm our business, financial condition and results of operations.


Our operating results may fluctuate, and failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our stock price.

     We expect that our operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside our control. Some of these factors include:

o    actions relating to reimbursement and regulatory matters;

o    the extent to which the HTA gains market acceptance;

o timing of regulatory approval, if any, of competitive products and the rate of market penetration of competing products; and

o    timing of regulatory approvals.


                                     ------

We rely on the expertise of key personnel. If any of these individuals leave, our operations could suffer.

     We are dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees would harm our business, financial condition and results of operations. Our ability to manage our transition to commercial-scale operations, and hence our success, will depend on the efforts of these individuals. Our success will also depend on our ability to attract and retain additional highly qualified management and technical personnel. We face intense competition for qualified personnel, and we cannot guarantee that we will be able to attract and retain such personnel. We do not currently have key person insurance on the life of any employee.


We are subject to significant amount of control by our existing stockholders and management and thus investors will have less influence on our stockholder decisions.

     Our directors, officers and their affiliates beneficially own approximately 33.4% of the outstanding common stock (assuming exercise of vested stock options) as of August 1, 2001. As a result of such common stock ownership, our directors, officers and their affiliates, if they voted together, would be able to exercise significant influence over the election of members of our Board of Directors and other corporate actions requiring stockholder approval.


We have adopted several antitakeover measures that may deter, delay or prevent change of control or other transactions that could be beneficial to our stockholders.

     We have taken a number of actions that could have the effect of discouraging a takeover attempt that might be beneficial to our stockholders who wish to receive a premium for their shares from a potential bidder. For example, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, or the Delaware Law, and our Certificate of Incorporation contains a fair price provision, the combined effect of which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 and the fair price provision could have the effect of delaying or preventing a change of control of BEI. In addition, we have adopted a Stockholder Rights Plan that would cause substantial dilution to a person who attempts to acquire us on terms not approved by our Board of Directors. In addition, our Board of Directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. Any such preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock. The Board of Directors has no present intention of issuing any additional shares of preferred stock (1,114,485 shares of Series A convertible preferred stock were outstanding as of April 15, 2001), but reserves the right to do so in the future. Further, our Certificate of Incorporation provides for staggered terms for the members of the Board of Directors. The staggered Board of Directors and certain other provisions of our Certificate of Incorporation and Bylaws may have the effect of delaying or preventing changes in control or management of BEI, which could adversely affect the market price of our common stock.


                                     ------

Our stockholders will suffer dilution upon the conversion of our outstanding preferred stock.

     The 1,114,485 shares of Series A convertible preferred stock issued on February 14, 2001 are convertible at any time into an aggregate of 2,228,970 shares of our common stock at an initial conversion price of $1.875 per share. The initial conversion price will be adjusted for stock splits, combinations, certain dividends and distributions and other similar events and could also be adjusted on a weighted average basis in the event we issue additional securities at a per share price below $1.875. Accordingly, if all of the shares of Series A convertible preferred stock are converted into common stock, there will be dilution of at least 2,228,970 shares of common stock, or approximately 28.9% of the 7,714,905 million shares of common stock outstanding on August 1, 2001.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              3.1  Certificate of Amendment of Certificate of Incorporation

         (b)  Reports on Form 8-K

              (i) The Company filed a Form 8-K Report dated April 20, 2001, reporting the receipt of approval from the FDA to market the HTA in the United States.




                                     ------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2001.







                                   BEI Medical Systems Company, Inc.





                                   By:    /s/ Thomas W. Fry
                                         ------------------------------------

                                         Thomas W. Fry
                                         Vice President of Finance and
                                         Administration, Secretary and Treasurer
                                         (Chief Financial Officer)



                                     ------

                                INDEX TO EXHIBITS


     Exhibit

     Number
     ------


     3.1 Certificate of Amendment of Certificate of Incorporation of BEI Medical Systems Company, Inc.















                                     ------
                                       26