Form 10-Q/A
period 2001-06-30
BEI MEDICAL SYSTEMS CO INC /DE/
filed 2001-08-14
CIK 851478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A



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

EXPLANATORY NOTE:

BEI Medical Systems Company, Inc. hereby amends its Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 to file Exhibit 3.1 which was not filed with the Quarterly Report on Form 10-Q filed on August 13, 2001:


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