Form 10-K
period 2001-09-29
BEI MEDICAL SYSTEMS CO INC /DE/
filed 2001-12-28
CIK 851478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 29, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-17885

                        BEI MEDICAL SYSTEMS COMPANY, INC.

             (Exact name of Registrant as specified in its charter)

                  Delaware                                71-0455756
------------------------------------------   -----------------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
                  or organization)                    Identification No.)

                               100 Hollister Road
                           Teterboro, New Jersey 07608
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (201) 727-4900
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                          -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 11, 2001 was $42,210,150 (A). As of December 11, 2001, 9,836,855 shares of Registrant's Common Stock were outstanding.

(A) Based upon the closing sale price of the Common Stock on December 11, 2001, as reported on the Nasdaq National Market System. Excludes 3,241,519 shares of Common Stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of Common Stock outstanding on December 11, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Registrant, or that such person is controlled by or under common control with Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Proxy Statement with respect to its 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report.


                                                     TABLE OF CONTENTS
                                                                                                               PAGE
PART I
         Item 1.           Business.......................................................................        3

         Item 2.           Properties.....................................................................       30

         Item 3.           Legal Proceedings..............................................................       30

         Item 4.           Submission of Matters to a Vote of Security Holders............................       30

PART II
         Item 5.           Market for Registrant's Common Equity and
                           Related Stockholder Matters....................................................       31

         Item 6.           Selected Financial Data........................................................       32

         Item 7.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations..................................       33

         Item 7a.          Qualitative and Quantitative Disclosures about Market Risks....................       39

         Item 8.           Financial Statements and Supplementary Data....................................       40

         Item 9.           Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure.........................................       64

PART III
         Item 10.          Directors and Executive Officers
                           of the Registrant..............................................................       65

         Item 11.          Executive Compensation.........................................................       65

         Item 12.          Security Ownership of Certain Beneficial
                           Owners and Management..........................................................       65

         Item 13.          Certain Relationships and Related Transactions.................................       65

PART IV
         Item 14.          Exhibits, Financial Statement Schedules,
                           and Reports on Form 8-K........................................................       66

Signatures                 ...............................................................................       71


                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. You can identify these forward looking statements when you see us using, words such as, "intend," "anticipate," "believe," "estimate," "expect" and similar expressions. The Company's actual results, performance or achievements could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1, "Business," including "Risk Factors," as well as Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information.


ITEM 1. BUSINESS


Overview

     BEI Medical Systems Company, Inc. is a medical technology company focused on commercializing its proprietary Hydro ThermAblator(R) (HTA(R)) for women's health. This therapeutic system is designed for a minimally invasive treatment of menorrhagia, or abnormal uterine bleeding, that occurs due to benign causes. The HTA was approved by the Food and Drug Administration (FDA) to be marketed in the United States in April 2001.

     Menorrhagia is a common disorder characterized by unusually heavy menstruation or prolonged menstrual flow. The average amount of blood loss during a normal menstrual period is 40 to 60 milliliters, whereas women suffering from menorrhagia often experience blood loss of 80 milliliters or more. The causes of menorrhagia may include hormone imbalance, fibroids (benign uterine growths), pelvic infection, ovarian cysts, tumors and intrauterine devices. While rarely signifying a serious underlying disorder, menorrhagia interferes with normal lifestyle activities and may cause anemia. Unresolved menorrhagia may lead to the need for a hysterectomy, the surgical removal of the uterus. An estimated 150,000 of the 600,000 hysterectomies performed annually in the United States are performed to treat menorrhagia due to benign causes. Over
2.5 million women annually visit their gynecologists with the primary complaint of excessive uterine bleeding.

     The HTA was specifically designed for use in performing endometrial ablation, which entails the destruction under controlled conditions of the endometrium, the lining of the uterus. Endometrial ablation is an alternative to hysterectomy for women with menorrhagia due to benign causes. The HTA is a portable treatment unit, which utilizes low-pressure gravity-fed, and externally heated physiologic saline under microprocessor control to continuously circulate heated fluid within the uterine cavity under direct hysteroscopic visual control. The HTA treatment using the hysteroscopic approach can be performed on an outpatient basis in a hospital, ambulatory surgical center or in a doctor's office using a local anesthetic. The procedure typically takes less than thirty minutes.

     In the Company's multi-center, pivotal, Phase III clinical trial, treatment using the HTA completely eliminated uterine bleeding in 40% of the patients for whom 12-month follow-up data is available, while an additional 42% exhibited a decrease in uterine bleeding to normal levels or less. The HTA treatment resulted in an overall average reduction in uterine bleeding of 85%.

     BEI's sales and marketing strategy is primarily focused on the use of existing distribution channels that are well established in the medical device industry within the United States.

Using these distribution channels, BEI will be able to gain access to experienced sales representatives already in touch within the gynecological community, BEI's target audience.

     When seeking reimbursement from insurance companies, managed-care organizations and other payors of the HTA treatment, gynecologists are able to use an existing CPT-4 Procedure Code for endometrial ablation using hysteroscopic control. BEI Medical Systems believes this should accelerate the process of acceptance of the Hydro ThermAblator by the gynecological community and healthcare providers.


Company Background

     Prior to September 27, 1997, BEI Medical Systems Company, Inc. was known as BEI Electronics, Inc. ("Electronics") and was engaged in businesses other than the medical device business. On September 27, 1997, having transferred all of its non-medical device businesses to BEI Technologies, Inc. ("Technologies"), a wholly owned subsidiary, in exchange for all of Technologies' outstanding common stock, Electronics distributed that stock to its stockholders in a tax-free spin-off of Technologies (the "Distribution"). On November 4, 1997, Electronics merged with its subsidiary, BEI Medical Systems Company, Inc., and changed its name to BEI Medical Systems Company, Inc. When we refer to the "Company," "we" or "BEI" in this Annual Report on Form 10-K, we mean BEI Medical Systems Company, Inc.

     On December 8, 1999, BEI completed the sale of a substantial portion of the assets of the Company to CooperSurgical Acquisition Corp., ("CSAC"), pursuant to an Asset Purchase Agreement, dated October 1, 1999, (the "Asset Sale"). The assets sold constituted a business of developing, manufacturing, marketing and servicing a broad array of advanced systems and devices for minimally invasive diagnostic and therapeutic procedures in the medical fields of gynecology and gastroenterology (the "Base Business"). During the fiscal year ended September 30, 2000, approximately 96.8% of the Company's revenue was derived from sales of products of the Base Business. In consideration for the sale of the Base Business, the Company received, after post closing adjustments, $10.3 million in cash. In addition, CSAC assumed certain liabilities and contracts of the Company, and CooperSurgical, Inc. waived royalty payments in the amount of up to $100,000 that otherwise may have been due in the future from the Company. In addition, the Company and CSAC entered into a Noncompetition Agreement which prohibits the Company from engaging in any business that competes with any of the products the Company sold to CSAC, prior to December 8, 2004. The Company retained the right, in certain circumstances, to narrow substantially the scope of such noncompetition covenant.

     Following the Asset Sale, the Company has focused its efforts on developing and commercializing a new therapeutic system, the HTA for treatment of menorrhagia or dysfunctional uterine bleeding. On April 20, 2001, the FDA issued its approval to market in the United States the Hydro ThermAblator endometrial ablation system to ablate the endometrial lining of the uterus in pre-menopausal women with menorrhagia (dysfunctional uterine bleeding) due to benign causes for whom child bearing is complete. The approval is subject to standard FDA conditions, including labeling and advertising requirements, expiration dating of the procedure sets, use by physicians having received training in diagnostic hysteroscopy, and three-year follow-up of pivotal trial study patients. This new product and its potential are more fully discussed below. See "Business--Risk Factors ."


Industry Overview

     Women's healthcare represents a large and rapidly expanding segment of healthcare expenditures. Government spending on women's healthcare for Medicare and Medicaid benefits alone is expected to exceed $200 billion annually. Women rely on their gynecologists for specific healthcare needs from puberty, through their childbearing years, to menopause and beyond.

The National Ambulatory Care Survey, conducted by the National Center for Health Statistics, indicates that women in the United States make over 51 million visits to OB/GYN offices annually. Additionally, as the women's population ages, the number of visits annually and the incidence of gynecological conditions requiring diagnosis and treatment are anticipated to increase. The Company believes that better informed women, combined with the fact that nearly half of the gynecologists under the age of 45 are women, has resulted in a heightened awareness of women's health issues. As a result, women are driving the demand for the implementation of new and innovative diagnostic and therapeutic procedures.

     Minimally invasive surgical techniques have been developed in response to the desire by physicians, patients and payors for safer, less traumatic, minimally invasive surgical procedures with reduced anesthesia requirements. Minimally invasive procedures may reduce anesthesia requirements, do not require extensive post-operative follow-up, reduce the risk of post-operative complications, and shorten the recovery period, allowing patients to return to routine lifestyle activities sooner. Gynecologists are showing increased interest and are offering endometrial ablation to their patients with an outpatient reduced anesthesia approach.

The Female Reproductive System

     The female reproductive system primarily consists of the uterus, ovaries and fallopian tubes. The uterus is a highly vascular, muscular organ, which lies below the abdomen in the pelvis. Although the size and shape of a normal uterus can vary significantly, the uterus is typically a pear shaped organ about 7 to 8 cm long and 4 to 5 cm at its widest point. Within the uterus lies the cavity where fetal development takes place during pregnancy. The cavity is lined by the endometrium, which is filled with tiny blood vessels. The endometrium can vary in depth from 1 mm to over 10 mm. The thick muscular layer surrounding the endometrium is called the myometrium. The bottom of the uterus is known as the cervix. The cervix is richly supplied with nerves, making it the most sensitive portion of the uterus. The cervix leads to the vagina, a muscular tube that leads to the exterior of the woman's body.

     Normal menstruation is a 28-day cycle that repeats itself throughout a woman's reproductive life. This cycle is controlled by the interaction between pituitary and ovarian hormones and is associated with the release of an egg from its ovary for possible fertilization. The ovaries secrete estrogen and a second hormone, progesterone, which causes the endometrial lining to thicken, preparing it to receive and nourish a fertilized egg. If an egg is fertilized, it implants into the endometrium and is nourished by the rich endometrial blood supply. If the egg is not fertilized, levels of estrogen and progesterone decrease, the coil shaped arteries supplying the endometrium with blood constrict, and the endometrial lining breaks down and is shed during menstruation. Menstruation typically begins between the ages of 11 and 14 years and ends between the ages of 45 and 55 with the onset of menopause, correlating with the diminution of ovarian function and hormonal production. At that time, the menstrual cycle becomes irregular and eventually ceases completely.

Abnormal Uterine Bleeding

     Approximately 2.5 million women each year in the United States seek medical treatment from their gynecologists for abnormal uterine bleeding. Abnormal uterine bleeding includes disorders of the menstrual cycle, such as irregular bleeding, and menorrhagia, or dysfunctional uterine bleeding, which is defined as total blood loss exceeding 80 ml per menstrual cycle or prolonged bleeding beyond seven days. Abnormal bleeding is considered a symptom of an anatomic irregularity, hormonal imbalance or a systemic disease. Commonly, however, it is the result of disorders within the uterus itself, such as fibroids or polyps and, more rarely, endometrial cancer. Abnormal uterine bleeding can also be caused by other factors, including medication side effects from post-menopausal hormone replacement therapy, miscarriage and retained tissue after childbirth. Today, there are over 31 million post-menopausal women in the

United States and over seven million are receiving hormonal replacement therapy. These women may experience a return to undesired menstrual bleeding as a consequence of hormonal replacement therapy.

     Various drug therapies and surgical approaches are available for treatment of abnormal menstrual bleeding. Treatment of abnormal menstrual bleeding usually begins conservatively with drug therapy and, if necessary, proceeds to more invasive surgical methods.

     The traditional approach to treatment of menorrhagia, or dysfunctional uterine bleeding has included hormonal therapy, dilation & curettage ("D&C") or dilation & evacuation ("D&E"), and ultimately hysterectomy. Hormonal therapy can be effective in many cases, however, the therapy can be of long-term duration at considerable monthly expense and menorrhagia may persist despite hormonal therapy. D&C is commonly performed, although a significant percentage of the endometrial lining of the uterus may be missed, and there is little evidence that D&C provides any meaningful long-term benefit. Many of the nearly two million women who annually receive hormonal therapy or D&C fail to have satisfactory resolution of their dysfunctional bleeding problem.

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

Alternative Treatments

     Rather than removing the uterus, alternative non-surgical approaches to the treatment of dysfunctional uterine bleeding have been attempted.

     The first successful endometrial ablation procedures, utilizing laser photovaporization of the endometrium, were published in 1981 in the Journal of the American Association of Gynecologic Laparoscopists. By 1990, reports appeared regarding the successful use of a urologic resectoscope to deliver electrosurgical current as the means of coagulating the endometrium. Both of these surgical endometrial ablation techniques require significant distention of the uterus to create working space. A risk of excessive absorption of non-conductive or salt free fluid into the vessels of the uterus also exists due to the high pressures ranging from 100 to 150 mmHg used to distend the uterine cavity. When a significant amount of this non-physiologic fluid is absorbed, the resulting fluid overload can cause hyponatremia (dilution of body fluids resulting in electrolyte imbalance), pulmonary edema or fluid in the lungs, and cerebral edema or swelling of the brain. Even deaths have been reported.

     Both of these surgical ablation techniques require the tedious "painting" of the entire lining of the uterus to control depth of thermal destruction, as well as attention to safety issues such as perforation or hemorrhage throughout the typical 30 to 60 minutes required to complete treatment of the entire lining of the uterus under general anesthesia. While these surgical endometrial ablation techniques offer advantages over traditional hysterectomy, clinical results are extremely dependent on the skill and experience of the surgeon. In general, because of the technical proficiency required to achieve good results, the time required to complete the procedure, and the risks associated with laser and electrosurgical roller-ball ablation, neither of these ablation techniques have become widely popular.

     The FDA has approved several other non-surgical methods for treatment of dysfunctional uterine bleeding over the last few years. These devices are generally referred to as "global" or "second / next generation" endometrial ablation devices. These devices which are intended to ablate the uterine lining using a variety of different methods include balloons filled with heated fluid, a balloon with electrodes on the surface, a probe utilizing cryogenics to freeze tissue in the uterus, and a bipolar probe incorporating an expandable conductive mesh that utilizes a vacuum for tissue contact. Other non-surgical techniques for treatment of dysfunctional uterine bleeding are reportedly under development and in various stages of FDA clinical trials. These devices include a probe to deliver microwave energy and a device utilizing laser energy.

     The Company believes that these devices are limited in their effectiveness due to their inability to fully conform with the convoluted surface of the entire uterine lining, their inability to reach into narrow cornual areas, and their inability to conform to the shape of a broad range of uterine sizes. Further, none of these devices allow the gynecologist to visualize the uterine cavity prior to treatment, to confirm the absence of pathology that may be missed during screening, to definitively confirm proper placement of the device inside the uterine cavity, to observe treatment, or to immediately evaluate the effect of treatment, because they do not include hysteroscopic capability. In March 1998, the United Kingdom Department of Health, Medical Devices Agency, notified medical administrators, surgeons and nurses of reports of a number of incidents of uterine perforation and injury to adjacent organs involving devices for endometrial ablation by thermal means. The notice advised practitioners to verify the correct placement of such devices within the uterus prior to their use. The Company believes the HTA will reduce the risk of perforation due to its integral hysteroscope, which provides visual confirmation of uterine anatomy and verification of instrument position. The characteristics of various endometrial ablation technologies currently under development or commercialization are outlined below.


                 Comparison of Endometrial Ablation Technologies

======================= ==================== ================ ====================== ================= ==================

                                                                                       Compatibility
                                                                                         With Large
                                                                  Location and          and Abnormal       Distension
        Device               Technology         Method of           Type of               Shaped         of the Uterine
      / Company               Employed        Introduction        Energy Source           Uterus            Cavity
======================= ==================== ================ ====================== ================= ==================
Hydro ThermAblator      Circulation of       Direct visual    Circulation to               High          Low Pressure,
                        heated normal saline control,         uterus through                              50 - 55 mmHg
/ BEI                   with  hysteroscopic  connected to     hysteroscope,
                        control              video monitor    external heater

----------------------- -------------------- ---------------- ---------------------- ----------------- ------------------
ThermaChoice   / J&J    Balloon filled       Blind insertion  Heater inside              Limited        High Pressure,
          &             with heated fluid                     balloon, inside                            170-200 mmHg
Cavaterm /                                                    uterus, external
Wallsten                                                      control unit
----------------------- -------------------- ---------------- ---------------------- ----------------- ------------------
Vesta System            Balloon with         Blind insertion  Electrodes inside          Limited       High Pressure,
/ Tyco                  electrodes                            uterus with external                     180+ mmHg
                                                              return electrode,
                                                              external
                                                              electrosurgical
                                                              generator
----------------------- -------------------- ---------------- ---------------------- ----------------- ------------------
Her Option              Cryogenic probe      Blind insertion  Internal probe,            Limited        Not applicable
                                                              external cryogenic
/ CryoGen                                                     unit
----------------------- -------------------- ---------------- ---------------------- ----------------- ------------------
NovaSure                Probe with           Blind insertion  Electrodes inside          Limited            Vacuum
                        expandable mesh,                      uterus, external
/ Novacept              bipolar electrode                     electrosurgical
                                                              generator
----------------------- -------------------- ---------------- ---------------------- ----------------- ------------------
MEA System              Probe with           Blind insertion  Applicator within          Limited        Not applicable
                        microwave                             uterus, external
/ Microsulis            applicator tip                        microwave generator
----------------------- -------------------- ---------------- ---------------------- ----------------- ------------------
Gynelase                Probe with           Blind insertion  External diode laser       Limited        Not applicable
                        multiple laser                        generator, laser
/ Sharplan              fibers                                probe inside uterus
======================= ==================== ================ ====================== ================= ==================



The Hydro ThermAblator or HTA

The Hydro ThermAblator Solution

     The Company has developed the patented HTA technology as an alternative to existing treatments for menorrhagia, or dysfunctional uterine bleeding, as well as other proposed ablation treatments currently under development.

     The Company believes that the patented HTA offers the following distinct advantages over existing and known emerging ablation technologies for the treatment of dysfunctional uterine bleeding:

     ^ Integral hysteroscope provides visual confirmation of uterine anatomy and instrument position, as well as continuous observation of treatment effect throughout the entire procedure;

     ^ Variation in uterine size and shape are easily accommodated by freely circulating heated saline;

     ^ Freely circulating heated saline allows even and complete treatment of the entire endometrium;

     ^ Low pressurization of the uterine cavity reduces risk and patient discomfort;

     ^    Does not require extensive training prior to use;

     ^ Clinical outcome is not dependent on user experience or variation in technique;

     ^ Minimally invasive, short duration, low cost procedure with limited risk; and

     ^ Hysterscopic examination provides another means for the diagnosis of any pathology.

     The Company's initial target market for the HTA is the estimated 150,000 hysterectomies performed in the United States annually for menorrhagia or dysfunctional menstrual bleeding from benign causes. Additionally, the Company has identified a market opportunity among the nearly two million women suffering from abnormal uterine bleeding in the United States for whom the prospect of long-term hormonal therapy or repeated D&C procedures is undesirable, or for whom such treatments are ineffective. The Company also believes that an additional substantial market opportunity exists among the over seven million post-menopausal women who are currently receiving hormonal replacement therapy which may result in an undesirable resumption of menstrual bleeding. BEI also believes marketing opportunities will develop among women seeking a cessation of menstruation, either electively as a lifestyle choice or in conjunction with tubal sterilization.

The HTA System

     The HTA has been designed to offer the gynecologist a minimally invasive approach to treat dysfunctional uterine bleeding for benign causes in an outpatient or office setting. The HTA consists of a portable treatment unit, incorporating microprocessor control and continuous monitoring of fluid temperature and fluid circulation. Precisely heated saline is circulated within the patient's uterus, under the direct visual control of the gynecologist, for ten minutes to cause ablation of the entire endometrial lining. By utilizing freely circulating heated saline at low pressure to distend the uterine cavity, thermal energy is evenly transferred to all areas of the uterine cavity including the areas of the cornua, or the area where the fallopian tubes enter the uterus, which may be difficult to treat with other devices. The use of physiologic saline in a closed-loop system reduces concerns about fluid absorption overload, and low pressure reduces the possibility of fluid escaping from the fallopian tubes. The incorporation of a hysteroscopic telescope provides visual control during introduction, positive visual confirmation of the absence of pathology that may have been overlooked during screening and proper placement within the uterine cavity before beginning the therapeutic portion of the treatment, as well as continuous visualization of the effects of the treatment. The digital displays of the HTA control unit guide the user through the HTA procedure, providing step-by-step visual prompts that facilitate ease of use and consistent results. During the procedure an automated microprocessor system controls the ablating temperature and monitors fluid volume to measure and reduce possibilities of fluid absorption or loss and assure consistent treatment effect without depending on the skill level of the user. At any time, the gynecologist can interrupt the treatment and, if desired, initiate circulation of room temperature saline to rapidly cool the patient's uterus. As a result of ablation of the endometrial lining of the uterus, the regeneration of the endometrium and resulting periodic menstrual bleeding is either significantly reduced or eliminated.

     The need to provide a definitive diagnosis of uterine abnormalities led to the development of hysteroscopy. A gynecologist may look inside the uterus with a hysteroscope, a thin telescope-equipped device that is inserted through the cervix. The hysteroscope is attached to a light source and camera allowing the gynecologist to view the endometrial lining on a video monitor. Direct visualization of the lining of the uterus provides a more precise diagnosis of uterine abnormalities than D&C, hysterosalpingography, x-ray imaging of the uterine cavity and fallopian tubes or ultrasound imaging. We believe that the HTA is the only minimally invasive technique for the treatment of dysfunctional uterine bleeding currently approved by the FDA that incorporates hysteroscopic visualization and therefore, has a distinct advantage over the other minimally invasive therapies.

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

     The Company anticipates that treatment of dysfunctional uterine bleeding utilizing the HTA will be an attractive medical as well as financial alternative to third party payors of healthcare services. As an outpatient, office based, safe, quick and cost effective alternative, HTA treatment can often avoid hospitalization and the associated costs of a hysterectomy or the cost associated with long-term medical or pharmaceutical therapy. The Company believes that healthcare providers will be able to use a specific CPT-4 Procedure Code created by the AMAM to ensure that medical providers can obtain reimbursement for HTA treatments and there is an appropriate existing "supply" code available for reimbursement of the single-use HTA Procedure Set. Third-party healthcare payors are expected to reimburse for the HTA procedure and the necessary HTA Procedure Set when the physician uses these codes and submits sufficient documentation demonstrating "medical necessity" for the therapeutic procedure and that the HTA Procedure Set is a single use, disposable supply for a specific patient. However, failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from healthcare payors for procedures in which the HTA is used, or adverse changes in government and private third-party payors' policies toward reimbursement for such procedures, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - We are subject to uncertainties regarding healthcare reimbursement and reform. If patients are not reimbursed by third parties for the cost of the therapeutic procedure in which the HTA is used or there are adverse changes in government and private third party payors' policies toward reimbursement for such procedures, our business will be harmed."

     In July 2001, the Company received approval from the FDA to market in the United States a lighter weight, smaller and more transportable version of the HTA. Approval was based in a Real Time Review Supplement submitted to the FDA in June 2001. The new model is especially well suited for the physicians' offices and same day surgery centers where space, storage and portability are primary concerns, while at the same time reducing the component and assembly costs of the unit. The new control unit became available for delivery in limited quantities in August 2001.

Results of Clinical Trials

     The Company completed FDA required Phase I clinical trials in April 1996, and was given permission to proceed to a Phase II trial of the HTA. Phase II treatments of 20 patients were completed in December 1997. Follow-up outcome data from the Phase II patients was compiled and submitted to the FDA in June 1998.

     The Company received approval to begin Phase III Clinical Trials in August 1998, and the first treatments were conducted in September 1998. BEI initiated its Phase III clinical trials at nine sites and enrolled 276 patients suffering from menorrhagia, or dysfunctional uterine bleeding. The study compared the safety and efficacy of the HTA endometrial ablation treatment to electrosurgical rollerball ablation, one of the current treatments for dysfunctional uterine bleeding. The Company completed the treatment phase of the clinical trials in early August 1999. Data from examinations one year following treatment are required for approval of its premarket approval ("PMA") application, and the Company submitted this data to the FDA in September 2000. As announced in September 2000, the HTA produced an average 84.8% reduction in uterine bleeding among the 167 women treated with the HTA whose condition was tracked for 12 months following treatment, with 40% of the patients having their menstrual bleeding completely eliminated by the HTA treatment. The average HTA treatment time was 26.4 minutes, which was less than required for roller-ball treatments in the study. The PMA submission for the HTA received approval from the FDA on April 20, 2001.

     Patients treated in the Phase III clinical trial are followed for a total of three years post treatment. The first year follow-up was completed in August 2000 and was the basis of the PMA submission. The second year was completed in November 2001 and the Company's medical consultants presented the following results: there were 147 HTA patients and 67 rollerball patients available for the second year follow-up. The HTA completely eliminated menstrual bleeding in
47.6 % of those patients and reduced bleeding to acceptable levels in an additional 44.2% of HTA patients. Of the 147 HTA patients, 95.5% were satisfied with their results and 92.5% reported alleviation of menstrual discomfort.

     The Company believes that the clinical trial results submitted to the FDA demonstrate that the HTA is both safe and effective and provides substantial evidence that the HTA therapy has equivalent safety and efficacy as compared to the roller-ball technique in the treatment of menorrhagia from benign causes. This has been substantiated by the approval of the PMA.

     Certain international markets will require similar regulatory approvals. The Company has received permission from Lloyd's Registered Quality Assurance Ltd. ("LRQA"), the Company's "notified body," an organization that certifies the safety of medical device products and the quality assurance systems put in place by the manufacturer of the medical device, to apply the CE Mark to the HTA and to the sterile disposable HTA Procedure set. In February 1997, the Company selectively initiated deliveries of HTA systems in some of those countries where regulatory authorities permit sales. In fiscal year 2001, shipments primarily of procedure sets were made to Australia, Austria, Canada, India, Spain, Switzerland, Taiwan and the United Kingdom. Over 3,000 treatments using the HTA have been completed worldwide. Management is encouraged by the follow-up of patients at selected international sites, which in some cases now exceeds 36 months. The Company believes the pattern of patient follow-up condition reflects results that are consistent with traditional laser and electrosurgical ablation methods and superior to other emerging technologies. See "Business - Government Regulation."


Sales and Marketing

     Prior to the FDA approval of the HTA in April 2001, the Company had no sales revenue from sales activities in the United States. Following FDA approval, the Company immediately began efforts to commercialize the HTA in the United States. As of December 11, 2001, the Company has signed contracts with over 20 independent sales and marketing specialty organizations with over 60 field sales representatives to sell the HTA in the United States. The Company has initiated a program to provide initial as well as ongoing training on an individual basis, as well as provide support and monitor performance of the field sales representatives. The Company hired a vice president of sales, four zone sales managers, plus additional sales and marketing personnel to support the product sales. By working closely with these specialty sales organizations the Company anticipates establishing a network of representatives well qualified to sell the HTA to hospitals, outpatient surgical centers and doctors' offices throughout the United States. In addition the Company has conducted a series of HTA physician training and information workshops. Workshops have been conducted in a number of major metropolitan areas across the country to facilitate demonstration of the HTA procedure and equipment. See "Risk Factors - We have limited sales experience. If we fail to establish marketing and direct sales capabilities sufficient to support commercial sales of the HTA, our business will suffer."

     The Company anticipates continuing this educational endeavor in major cities during the remainder of fiscal year 2002. We are participating with Thomas Jefferson University in establishing a continuing medical education ("CME"), program on endometrial ablation using the HTA in various medical centers around the country.

     Internationally, the Company has limited distribution of the HTA utilizing distributors in seven countries. The Company intends to rely on these distributors to assist it in obtaining reimbursement approvals from both government and private insurers in certain international markets as required. The Company does not currently have distributors in a number of significant international markets and would need to establish additional international distribution relationships in order to sell the HTA in those markets and the Company is limiting its efforts to expand into additional international markets at this time.

     Shipments of HTA products to international distributors prior to fiscal 2000 were principally to establish demonstration stock, and also included limited commercial sales outside the United States to private healthcare service end-users. Revenues in fiscal years 2000 and 2001 increasingly reflected shipments of disposable procedure sets. During fiscal years 2000 and 1999, the Company continued working with its international distributors to establish clinical treatment sites with leading gynecologists at key institutions in their respective markets and HTA treatments were ongoing at these sites to produce the local clinical studies with outcomes follow-up necessary for documentation of the economic models to influence public health ministries and insurance providers regarding reimbursement of the cost of the HTA procedure in these respective markets. However, in fiscal 2001 the Company's primary focus has been on developing the market in the United States. Commercial expansion of international markets for the HTA depends on successful adaptation of favorable reimbursement policies on a country-by-country basis. The Company is not focusing significant effort to commercialize the HTA in international markets at this time.

     BEI will continue to support the efforts of its international distributors and domestic marketing and sales representatives through sponsorship of guest speakers at major medical conventions, clinical seminars and through the sponsorship of postgraduate courses. In addition the Company will continue pursuit of reimbursement in support of its physician users outpatient surgery centers and hospital venues. See "Risk Factors - Risks associated with international sales may harm our business."


Competition

     The Company operates in a very specialized and highly competitive industry. Some of the Company's existing competitors have significantly greater financial resources and manufacturing capabilities, are more established, have larger marketing and sales organizations and have larger technical staffs than the Company.

     One of the principal competitors for the Company's HTA is Gynecare, a subsidiary of Ethicon, Inc./Johnson & Johnson, whose ThermaChoice balloon, for endometrial ablation, has been cleared to be marketed in the United States by the FDA in December 1997. While J&J has greater financial resources and more established distribution channels than the Company to develop its presence as a provider of an alternative treatment for dysfunctional uterine bleeding, we believe that introduction of the ThermaChoice endometrial ablation product by J&J affirms BEI's market opportunity for minimally invasive ablation technology as well as establishes the presence of a competitor that is a credible advocate of an alternative ablation technology. J&J entered the ablation market when it purchased Gynecare, Inc. in August 1997.

     Additional products were recently approved by the FDA to be marketed in the United States. Her Option, a product of CryoGen, which is a cryogenic probe that creates an iceball within the uterus, was approved by the FDA in April 2001 and NovaSure, a product of Novacept, which utilizes a bipolar electrosurgical probe that incorporates an expandable conductive mesh that is brought into contact with the lining of the uterus through the application of suction, was approved by the FDA in October 2001. Valleylab, a subsidiary of U.S. Surgical/Tyco, announced in February 1999 that it would be conducting a limited clinical trial of the Vesta System for endometrial ablation, which utilizes a balloon with electrodes inside the uterus and an external electrosurgical generator, in order to obtain FDA approval in the United States. The Company believes that this trial was not conducted and the Vesta System is not for sale in the United States. Other products of principal competitors that the Company believes are currently undergoing clinical trials in the United States, include: MEA, a product of Microsulis PLC, which employs a hand-held applicator to apply low power microwaves to the uterine cavity; and Gynelase, a product of Sharplan, which is a diode laser thermal therapy device. A competitive technology that is being sold internationally is Cavaterm, a product of Wallsten Medical SA, which is a balloon similar to that of the ThermaChoice device.

     The Company believes such FDA trials may have a complementary effect on the Company's prospects. The launch in 1998 of the J&J product has raised physician and public awareness of non-surgical alternatives for hysterectomy avoidance. The gynecological community has reported to the Company that it is receiving strong interest from women about alternative treatments to dysfunctional uterine bleeding. Gynecologists worldwide are beginning to adopt such alternative treatments. We believe that based upon data gathered in our interviews 12 and 24 months following treatments, the HTA procedure offers a safe, effective and low cost alternative to other ablation therapies. BEI believes the HTA procedure is the only system that brings to the treatment of dysfunctional uterine bleeding the safety attendant with direct visualization during treatment and the potential for a more complete treatment of the endometrial lining of the uterine cavity. In addition, the HTA has the ability to treat woman that can not be effectively treated by other systems since the free flowing fluid can conform to variations in uterine size, small fibroids and polyps. As a result, we believe the HTA is proving to be valuable and competitive in the endometrial ablation market.

     Competition in the treatment of dysfunctional menstrual bleeding is intense and is accentuated by the rapid pace of technological development. Research and development of products or treatments by others may result in breakthroughs, which render the HTA obsolete even before we generate significant revenue. Other large healthcare companies may enter the market in the future. Competing companies may succeed in developing technologies and products that are efficacious or more cost effective than the HTA. We cannot guarantee you that these companies will not succeed in developing technologies and products that are more effective than the HTA or that would render our technologies or HTA obsolete or not competitive. We expect competition for devices and service to treat dysfunctional menstrual bleeding to increase. Such competition could harm our business, financial condition and results of operations.

     The Company believes that its ability to compete effectively depends on its ability to develop and commercialize the HTA, to continue to attract and retain highly qualified personnel and to obtain the required regulatory approvals. See "Risk Factors - We face intense competition in our industry, and if our competitors develop new technologies or products that are more effective than ours, our opportunity to commercialize the HTA will be reduced or eliminated."


Manufacturing

     The Company utilizes third party contractors to assemble the HTA disposable procedure set, printed circuit board sub-assemblies and the final assembly of the HTA control unit plus various accessory products. However, the Company maintains a rigorous quality assurance program and performs the final test and validation with Company personnel and Company owned test equipment. The Company does not assume ownership of the devices until they have met QA/QC standards. Additionally, the Company currently depends on single-source vendors for a number of the HTA's significant components. Company engineers are continuing to work with the third party contract manufacturers to reduce the cost of the HTA disposable procedure set and the HTA control unit by streamlining production methods and eliminating or replacing higher cost methods and materials. In addition, during fiscal 2002 the Company will be focused on identifying second-source contract manufacturers for both the HTA control unit and the HTA procedure set. See "Risk Factors - We rely on single-source suppliers for a number of the HTA's components, and if we are unable to obtain components, our business would be harmed and our operating results would suffer."

     In order to commercialize the HTA successfully, BEI must manufacture or assemble the HTA through third parties in accordance with FDA requirements in commercial quantities, at high quality levels and at commercially reasonable costs. The Company has limited experience in managing the manufacture and assembly of the HTA in commercial quantities with its third party contract manufacturers and because the HTA has not yet been manufactured in commercial quantities, we cannot be certain that our current vendors of these components will be able or willing to meet our future demands. However, the Company expects that its experience with other third party manufacturers of medical electronic systems and consumable medical products will be transferable to the HTA. Failure of the Company or third party vendors to achieve production of the HTA in commercial quantities at high quality levels and at commercially reasonable prices would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - We have no manufacturing experience and rely on contract manufacturers. If we are unable to successfully manufacture our HTA in commercial quantities, we may not be able to generate revenue and become profitable."

     During fiscal 1996, BEI's facilities received ISO 9001 certification from its notified body, LRQA. LRQA conducts semiannual audits in Teterboro, New Jersey and periodic audits of its primary vendors. The most recent audit of the Company's manufacturing facility and primary vendors in Teterboro, New Jersey was in September 2001. The audit report did not include any negative observations or identify any areas of noncompliance. Our current ISO 9001 certification is valid until August 31, 2002. Additionally, the Company's facilities and documentation procedures for the manufacture of medical devices are required to conform to the FDA's Quality System Regulations ("QSR") through its facilities inspection program. The FDA most recently inspected the Company's facility in Teterboro, New Jersey and the Company's primary contract manufacturers in October 2000 for compliance with the QSR. The outcome of this pre-approval inspection audit for the HTA was received by the Company in a letter dated November 24, 2000, from the FDA's New Jersey District Office. The FDA stated it was prepared to endorse an Export Certificate for products manufactured at the Company's facility, including the Company's primary contract manufacturers, which were specifically inspected. Withdrawal of QSR compliance status would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Our business is regulated by the government. We cannot guarantee that we will obtain regulatory approvals to commercialize the HTA or other products that we may develop."


Research and Development; Technology

     Since October 1999, the Company's principal development effort has focused on the HTA. The Company's internally funded research and development expenditures were $1,444,000, $1,661,000 and $3,184,000 for the fiscal years 2001, 2000 and 1999, respectively. The Company's future spending on research and development will be focused on supporting manufacturing arrangements for the HTA systems and the related disposable components, reducing the cost of manufacturing and obtaining second-source vendors.


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

     An adverse determination in a judicial or administrative proceeding or failure to obtain necessary license could prevent the Company from manufacturing and selling the HTA, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - We may be unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents."

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

      After we submitted the HTA PMA application in September 2000, the FDA determined the PMA application was sufficiently complete to permit a substantive review and the application was accepted for filing. The FDA then commenced, an in-depth review of the PMA application, which was concluded on April 20, 2001 with the issuance of the approval letter, which allows the company to market the HTA in the United States to ablate the endometrial lining of the uterus in pre-menopausal women with menorrhagia, or dysfunctional uterine bleeding, due to benign causes for whom child bearing is complete. The approval is subject to standard FDA conditions, including labeling and advertising requirements, expiration dating of the procedure sets, use by physicians having received training in diagnostic hysteroscopy, and three-year follow-up of pivotal trial study patients. Failure to comply with the conditions of approval can result in enforcement action, including withdrawal of the approval. Even after approval of a PMA, a new PMA or a PMA supplement is required in the event of a modification to the device, to its labeling or to its manufacturing process that affects the safety or effectiveness of the device.

     The HTA and related products, if any, manufactured or distributed by the Company based on FDA approval are subject to pervasive and continuing regulation by the FDA and certain state agencies. The Company will be subject to inspection by the FDA and such state agencies, and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the United States, including the FDA's labeling regulations, the Quality System Regulations ("QSR"), the Medical Device Reporting ("MDR") regulations (which require that a manufacturer report to the FDA certain types of adverse events involving its products), and the FDA's general prohibitions against promoting products for unapproved or "off-label" uses. The Company's failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     In January 1995, the Medical Device Directive ("MDD") was implemented in the European Union, which is intended to make European Union regulatory requirements more consistent. Under MDD, the Company is subject to "prior notice" of intent to conduct clinical studies in the European Union. This process, similar to the FDA investigational device exemption process, requires regulatory documents and test information to be submitted to the governmental agency of each country in which the Company intends to conduct clinical studies. In order to commence commercial marketing of its products in the European Union, the Company is required to file for a CE Mark approval. In January 1997, the Company received CE Mark approval for the HTA System from LRQA. See "Risk Factors - Our business is regulated by the government. We cannot guarantee that we will obtain regulatory approvals to commercialize the HTA or other products that we may develop."


Employees

     As of September 29, 2001, BEI had 28 full-time employees, including 8 in research, development and engineering, 8 in marketing and sales, 4 in operations and 8 in administration. There are no unions representing the Company's employees. The Company believes that its relations with its employees are good.


Risk Factors

     The risk and uncertainties described below are not the only ones facing BEI. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occurs, our business could be harmed.

We have a history of operating losses and anticipate future losses and we may never be profitable.

     Historically, we have incurred significant losses in our medical device business and we expect to incur increasing and significant losses in the future for at least the next one to two years as we expend substantial resources:

     ^    for expansion of marketing and sales activities;

     ^    for research and development;

     ^    start-up manufacturing costs; and

     ^    in support of regulatory and reimbursement approvals.

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

     Our ability to successfully commercialize the HTA will depend upon, among other factors, acceptance by the medical community of the HTA. We believe that physicians will not use the HTA unless they determine, based on clinical data and other factors, that the HTA:

     ^ is an attractive safe treatment alternative for dysfunctional uterine bleeding;

     ^    offers clinical utility in a cost-effective manner; and

     ^    does not require extensive training prior to use.

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

     Our products are medical devices subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, under the Federal Food, Drug, and Cosmetic Act. Each medical device that we wish to commercially distribute in the U.S. will likely require FDA to grant either 510(k) clearance or premarket application approval, or PMA approval, prior to marketing. The FDA's 510(k) clearance pathway usually takes from 4 to 12 months, but it can last longer. The PMA approval pathway is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. In April 2001, we received PMA approval of the HTA for treatment of menorrhagia or dysfunctional uterine bleeding and on July 31, 2001, we received approval from the FDA to market a lighter weight, smaller, and more portable version of the HTA Control Unit. A new PMA or PMA supplement will be required in the event of a modification to the HTA, its labeling or its manufacturing process that affects safety or effectiveness. We cannot guarantee that such approvals will be granted in a timely fashion or at all.

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

We have limited capital resources to fund our operations and we may be unable to complete the development and commercialization of the HTA.

     Our capital requirements to complete the development and commercialization of the HTA depend on numerous factors including:

     ^ the resources required to manufacture and successfully commercialize the HTA in the United States; and

     ^    the extent to which the HTA gains market acceptance and sales.

     We believe that our existing cash balances plus anticipated future revenues will provide adequate funding to meet our minimum capital requirements for at least the next twelve to twenty-four months. However, in the event that the growth or timing of anticipated future revenues does not meet our expectations or that the resources required to commercialize the HTA in the United States exceed our expectations, we may need to raise additional funds through public or private financing or other means. We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds when we need them, we may be required to scale back our operations, research, marketing or sales efforts or obtain funds through arrangements with collaborative partners or others that may require us to license or relinquish rights to technologies or products. If we raise additional funds by issuing equity securities, further dilution to our stockholders may result, and new investors could have rights superior to existing stockholders.

Our revenues are dependent upon a single product. If we are unable to commercialize the HTA profitably, we may not have any other source of revenue and our business will fail.

     We are dependent on a single product, the HTA, to achieve commercial success and generate sufficient future revenues and profits to fulfill capital needs. We cannot guarantee you that the HTA will achieve commercial acceptance. We do not have an alternative source of revenue or profits to meet capital needs in the event the HTA does not achieve commercial acceptance. If we are unable to commercialize the HTA profitably, and we do not have any other sources of revenue, our business will fail.

We have no manufacturing experience and rely on contract manufacturers. If we are unable to successfully manufacture our HTA in commercial quantities, we may not be able to generate revenue and become profitable.

     We have no experience in managing the manufacture and assembly of the HTA in commercial quantities and we rely on third party contract manufacturers to manufacture the HTA and its disposable components. In order to commercialize the HTA successfully, we must manufacture or assemble the HTA through third parties in accordance with FDA requirements in commercial quantities, at high quality levels and at commercially reasonable costs. In addition, the third party manufacturers are responsible for registering and maintaining their own facility regulatory and compliance approvals. Any regulatory or compliance actions against a third party vendor by either the FDA or any other regulatory body could affect the third party vendor's ability to supply us, which in turn could harm our business. The HTA has not yet been manufactured in commercial quantities at commercially reasonable costs, and we cannot guarantee you that it will be. As a result, we cannot be certain that we will not encounter difficulties in scaling up manufacturing, including problems involving:

     ^    production yields;

     ^    quality control;

     ^    component supply; and

     ^    shortages of qualified manufacturing personnel.

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

We rely on single-source suppliers for a number of the HTA's components, and if we are unable to obtain components, our business would be harmed and our operating results would suffer.

     We currently depend on single-source vendors for a number of the HTA's significant components. Because the HTA has not yet been manufactured in commercial quantities, we cannot be certain that our current vendors of these components will be able or willing to meet our future demands. Establishing additional sources of supply for these components could take a substantial amount of time and expense. If we need to switch to a replacement vendor, the manufacture and delivery of our HTA could be interrupted for an extended period. Although we will try to maintain sufficient quantities of inventory of such components to minimize production delays or interruptions, we cannot guarantee you that we will find suitable alternatives at reasonable prices, if at all, or that any such alternatives will remain available to us. If we are not able to obtain acceptable suppliers of components in a timely manner or to find and maintain suitable replacement suppliers of components, our business, financial condition and results of operations will suffer.

We have limited sales experience. If we fail to establish marketing and direct sales capabilities sufficient to support commercial sales of the HTA, our business will suffer.

     We have no direct international or domestic field sales force, and have only a limited number of relationships with international distributors and domestic manufacturing representatives to market the HTA. We have been limited to marketing of the HTA internationally with a group of specialty distributors in selected international markets and we have recently entered into marketing and sales representative agreements with a number of marketing specialty organizations to promote the HTA in the United States. We cannot guarantee you that these relationships or agreements will result in sales of the HTA or that we will be successful in establishing additional partnership relationships on commercially reasonable terms, if at all. Achieving market acceptance for the HTA may require us to establish additional marketing and direct sales capability sufficient to support sales in commercial quantities. Establishing such capability will require significant financial and human resources. We cannot be certain that we will be able to recruit and retain additional qualified marketing or sales personnel or that our future sales efforts will be successful. If we fail to establish and maintain an effective distribution channel for the HTA or to establish and retain qualified and effective sales personnel to support commercial sales of the HTA, our business, financial condition and results of operations will suffer.

We may be unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents.

     Our ability to compete effectively will depend substantially on our ability to develop and maintain the proprietary aspects of our technology. We cannot be certain that any of our issued patents, or any future patents that may be issued, will offer any degree of protection to the HTA against competitive products. Further, we cannot be certain that any patents that may be issued or licensed to us or any of our patent applications will not be challenged, invalidated or circumvented in the future. In addition, we cannot assure you that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell the HTA either in the United States or in international markets.

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

We are subject to uncertainties regarding healthcare reimbursement and reform. If patients are not reimbursed by third parties for the cost of the therapeutic procedure in which the HTA is used or there are adverse changes in government and private third party payors' policies toward reimbursement for such procedures, our business will be harmed.

     Our ability to successfully commercialize the HTA in the United States depends in part on the extent to which patients are reimbursed by governmental agencies, private health insurers and other organizations, such as health maintenance organizations, for the cost of such treatments. Although reimbursement for diagnostic and therapeutic procedures to treat uterine disorders such as menorrhagia, or dysfunctional uterine bleeding and fibroid treatment have generally been available in the United States, we cannot guarantee you that it will continue to be the case or that the fees currently allowed for these procedures will not be reduced. Our business could also be harmed by changes in reimbursement policies of government or private healthcare payors, particularly to the extent that any such changes affect reimbursement for diagnostic or therapeutic procedures in which the HTA is used. Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from healthcare payors for procedures in which the HTA is used, or adverse changes in government and private third-party payors' policies toward reimbursement for such procedures, could harm our business, financial condition and results of operations.

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

     Competition in the treatment of dysfunctional uterine bleeding is intense and is accentuated by the rapid pace of technological development. Research and development of products or treatments by others may result in breakthroughs, which render the HTA obsolete even before we generate revenue. There are other products that have received regulatory approvals that will compete with the HTA and many of our competitors have significantly greater resources than we do. The principal competitive products for our HTA that have received regulatory approvals include:

     ^ ThermaChoice balloon, a product of Gynecare, a subsidiary of Ethicon, Inc./Johnson & Johnson, a device for endometrial ablation, was cleared to be marketed in the United States by the FDA in December 1997;

     ^ Her Option, a product of CryoGen, which is a cryogenic probe that creates an iceball within the uterus, was approved by the FDA in April 2001; and

     ^ NovaSure, a product of Novacept, which utilizes a bipolar electrosurgical probe that incorporates an expandable conductive mesh that is brought into contact with the lining of the uterus through the application of suction, was approved by the FDA in October 2001.

     Other products of principal competitors that we believe are currently undergoing clinical trials in the United States include:

     ^ MEA, a product of Microsulis PLC, which employs a hand-held applicator to apply low power microwaves to the uterine cavity; and

     ^ Gynelase, a product of Sharplan, which is a diode laser thermal therapy device.

     Another competitive technology that is being sold internationally but not domestically is Cavaterm, a product of Wallsten Medical SA, which is a hand held balloon similar to that of the ThermaChoice balloon.

     Other large healthcare companies may enter the market in the future. Competing companies may succeed in developing technologies and products that are efficacious or more cost effective than the HTA. We cannot guarantee you that these companies will not succeed in developing technologies and products that are more effective than the HTA or that would render our technologies or the HTA obsolete or not competitive. We expect competition for devices and services to treat dysfunctional menstrual bleeding to increase. Such competition could harm our business, financial condition and results of operations.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of the HTA or other products that we may develop.

     We face an inherent business risk of financial exposure to product liability claims in the event that the use of the HTA or other products we may develop result in personal injury. The HTA is complex and will be used in medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death. If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities or be required to limit the commercialization of the HTA or other products we may develop. We currently maintain product liability insurance with coverage limits of $10,000,000 per occurrence and in the aggregate. We cannot predict, however, whether such insurance is sufficient, or if not, whether we will be able to obtain such insurance as is sufficient, to cover the risks associated with our business or whether such insurance will be available at premiums that are commercially reasonable. A successful claim against or settlement by BEI in excess of its insurance coverage or our inability to maintain insurance in the future could harm our business, financial condition and results of operations.

Risks associated with international sales may harm our business.

     Most of our sales to date of the HTA have been made internationally through a limited network of distributors. Our international sales are dependent upon the marketing efforts of, and sales by, these distributors. We may also rely on these distributors to assist us in obtaining reimbursement approvals from both government and private insurers in certain international markets. In general, we have chosen to operate through small distribution firms because of the belief that these firms will devote greater attention to the HTA. However, the use of small distributors increases the risks associated with financial instability of distributors, which includes the risk that distributors will cease operations or will be unable to satisfy financial obligations to us. If a distributor were to fail to invest adequate capital promoting the HTA or were to cease operation, we would likely be unable to achieve significant revenues in the territory. In addition, because we have limited resources directed at supporting international sales, we have only limited sell-through with many of our distributors. We also do not currently have distributors in a number of significant international markets that we have targeted and will need to establish additional international distribution relationships. We cannot be certain that we will engage qualified distributors on commercially reasonable terms in a timely manner. If we fail to engage distributors or if the distributors fail to achieve significant revenues from sales of the HTA, our business, financial condition and results of operations would be harmed. In addition, our international revenues and operations may be limited or disrupted by:

     ^    government and regulatory controls;

     ^    export license requirements;

     ^    political instability;

     ^    trade restrictions;

     ^    changes in tariffs and other local taxes;

     ^    difficulties in managing international operations;

     ^    fluctuations in foreign currency exchange rates; and

     ^    freight and transportation costs.

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

     We expect that our operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside our control. Some of these factors include:

     ^    actions relating to reimbursement and regulatory matters;

     ^    the extent to which the HTA gains market acceptance;

     ^ timing of regulatory approval of competitive products and the rate of market penetration of competing products; and

     ^    timing of BEI regulatory approvals.

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

     Our directors, officers and their affiliates beneficially own approximately 28.3% of the outstanding common stock (assuming exercise of vested stock options) as of December 11, 2001. As a result of such common stock ownership, our directors, officers and their affiliates, if they voted together, would be able to exercise significant influence over the election of members of our Board of Directors and other corporate actions requiring stockholder approval.

We have adopted several antitakeover measures that may deter, delay or prevent change of control or other transactions that could be beneficial to our stockholders.

     We have taken a number of actions that could have the effect of discouraging a takeover attempt that might be beneficial to our stockholders who wish to receive a premium for their shares from a potential bidder. For example, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, or the Delaware Law, and our Certificate of Incorporation contains a fair price provision, the combined effect of which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 and the fair price provision could have the effect of delaying or discouraging a change of control of BEI. We have also adopted a Stockholder Rights Plan that would cause substantial dilution to a person who attempts to acquire us on terms not approved by our Board of Directors. In addition, our Board of Directors has the authority to issue up to approximately 3,700,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. Any such preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock. The Board of Directors has no present intention of issuing any additional shares of preferred stock (1,114,485 shares of Series A convertible preferred stock were outstanding as of December 11,
2001), but reserves the right to do so in the future. Further, our Certificate of Incorporation provides for staggered terms for the members of the Board of Directors. The staggered Board of Directors and certain other provisions of our Certificate of Incorporation and Bylaws may have the effect of delaying or discouraging changes in control or management of BEI, which could adversely affect the market price of our common stock.

Our stockholders will suffer dilution upon the conversion of our outstanding preferred stock.

     The 1,114,485 shares of Series A convertible preferred stock issued on February 14, 2001 are convertible at any time into an aggregate of 2,228,970 shares of our common stock at an initial conversion price of $1.88 per share. The initial conversion price will be adjusted for stock splits, combinations, certain dividends and distributions and other similar events and could also be adjusted on a weighted average basis in the event we issue additional securities at a per share price below $1.88. Accordingly, if all of the shares of Series A convertible preferred stock were converted into common stock, there would be dilution of at least 2,228,970 shares of common stock, or approximately 18.5% of the 9,835,126 million shares of common stock outstanding on December 11, 2001.

Executive Officers and Directors of the Company

     The directors, executive officers and key employees of the Company and their ages and titles as of December 11, 2001 are as follows:


Name                                  Age              Title
----                                  ---              -----
Charles Crocker                       62               Chairman of the Board of Directors
Richard W. Turner                     55               President and Chief Executive Officer & Director
Samuel Dickstein                      61               Vice President, New Business Development and Technology
Thomas W. Fry                         57               Vice President,  Finance and  Administration,  Secretary and
                                                       Treasurer
John J. Gormally                      45               Vice President, Sales
Jordan Davis  (2)                     39               Director
Dr. Ralph M. Richart  (1)             67               Director
Dr. Lawrence A. Wan  (1) (2)          63               Director
Gary D. Wrench  (1) (2)               68               Director

-----------------------------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

     Mr. Charles Crocker, a founder of the Company, has served as Chairman of the Board of Directors of the Company since October 1974. Mr. Crocker served as President and Chief Executive Officer of the Company from October 1995 until September 1997. Mr. Crocker is Chairman and Chief Executive Officer of BEI Technologies, Inc. He served as President of Crocker Capital Corporation (a Small Business Investment Company), from 1970 to 1985, and as General Partner of Crocker Associates, a venture capital investment partnership, from 1970 to 1990. He currently serves as a director of Technologies, Fiduciary Trust Company International, Pope & Talbot, Inc. and Teledyne Technologies. Mr. Crocker holds a B.S. from Stanford University and an M.B.A. from the University of California, Berkeley.

     Dr. Richard W. Turner founded in 1991 what is now the Company as a subsidiary of BEI Technologies, Inc. Dr. Turner served as President of that subsidiary from 1991 until it merged into the Company in November 1997, and then as President of the Company until April 1998. He rejoined the Company as President and Chief Executive Officer in January 1999. He has served as a director of the Company since September 1997. Previously President of the Healthcare Group for the Cooper Companies, Dr. Turner has held executive leadership positions in the medical industry for over 20 years, including President and Director of Cooper LaserSonics, Inc., President of CooperVision, Inc., President and Chief Executive Officer/Director of Pancretec, Inc. and President of Kay Laboratories. Dr. Turner holds a B.S. from Old Dominion University, an M.B.A. from Pepperdine University and a Ph.D. from Berne University.

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

     Mr. John J. Gormally joined the Company as Vice President, Sales in July 2001. Prior to joining BEI Mr. Gromally was Vice President, U.S. Sales and Operations, for the ConvaTec Company, a Bristol-Myers Squibb Company. From 1978 to 1998, Mr. Gormally held a variety of sales and marketing positions with Becton Dickinson, beginning as a sales representative and rising through management posts of increasing responsibility to become Director, Corporate National Accounts in 1989, Vice President of Sales, Vacutainer Systems in 1992; Area Vice President, healthcare systems division, in 1995; and Vice President, Corporate Sales, Genesis Project, in 1997. Mr. Gormally holds a B.S. Degree in Biology from DeSales University and has successfully completed executive seminars at Harvard and Columbia Universities.

     Mr. Jordan Davis has been a Director of the Company since February 2001. Mr. Davis is a Managing Partner and co-founder of Radius ventures, a venture capital firm focused on the health and life sciences industry. Prior to founding Radius, from 1992 to 1996, Mr. Davis served as Managing Director of KBL Healthcare, Inc., a merchant banking and venture capital firm specializing in the health and life science industry. He was a co-founder of Cambridge Heat, Inc., a cardiology device company and currently serves on the board of directors of Amicas, Inc., and Coordinated Care Solutions, Inc., each portfolio companies of Radius. Mr. Davis earned and M.B.A. from the J.L. Kellogg graduate school of Management of Northwestern University in 1986 and a B.A. in Economics from The State University of New York at Binghampton in 1983.

     Dr. Ralph M. Richart has been a Director of the Company since November 1997 and was a Director of BEI Medical Systems Company, Inc. from 1996 until that company's merger into Electronics in November 1997. Dr. Richart is Professor of Pathology in Obstetrics and Gynecology at the Columbia University College of Physicians and Surgeons and Vice Chairman for Anatomic Pathology at the Sloane Hospital for Women in New York City. He served as a Career Research Development Awardee at the Medical College of Virginia before moving to Columbia-Presbyterian Medical Center in 1963. His professional interests have centered around obstetrical and gynecological pathology and cytology with particular emphasis on the study of cervical neoplasia and, more recently, the relationship of the human papillomavirus to lower genital tract neoplasia. He is the past President of the International Gynecologic Cancer Society. He received his medical training at the University of Rochester School of Medicine and Dentistry, and completed his pathology residency in the Harvard Hospitals system.

     Dr. Lawrence A. Wan has been a Director of the Company since November 1997. He served as Vice President and Chief Technical Officer of Electronics from July 1990 to September 1997, from October, 1997 to November, 2000 he was Vice President, Corporate Technology and Chief Technical Officer of Technologies. He is currently Chairman of the Board and Chief Executive Officer of OpticNet, Inc., which was spun off from Technologies in November 2000. From 1984 until 1990, he served as Vice President, Engineering, of Systron Donner Corporation, and also held various other technical and general management positions with that company between 1979 and 1984. From 1968 through 1979, he served as Chief Executive Officer of Sycom, Inc., a commercial electronics company, which he founded. From 1964 to 1968, he worked for Hughes Aircraft Company where he headed the Radar Systems Section of the Hughes Ground Systems Group. In 1962, Dr. Wan and two other professors established an Engineering School at the University of California, Santa Barbara, where he also taught Engineering. Dr. Wan holds B.S., M.S. and Ph.D. degrees in Engineering and Applied Sciences from Yale University.

     Mr. Gary D. Wrench has been a Director of the Company since 1986. He is currently Chief Financial Officer of OpticNet, Inc. He served as Senior Vice President and Chief Financial Officer of Technologies from September 1997 until his retirement in May 2000. He served as Senior Vice President and Chief Financial Officer of Electronics from July 1993 to September 1997. From April 1985 to July 1993, he served as Vice President of Electronics and President and Chief Executive Officer of Motion Systems Company, Inc., then a wholly owned subsidiary of Electronics that is now a part of Technologies. Previous experience includes 20 years with Hughes Aircraft Company including an assignment as President of Spectrolab, Inc., a Hughes subsidiary. He currently serves as a Director of Technologies and of OpticNet, Inc. Mr. Wrench holds a B.A. from Pomona College and an M.B.A. from the University of California, Los Angeles.

Staggered Board of Directors

     The Company has a staggered Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control or management of the Company. For purposes of determining their term of office, directors are divided into three classes, with the term of office of the Class I directors to expire at the 2002 annual meeting of stockholders, the term of office of the Class II directors to expire at the 2003 annual meeting of stockholders and the term of office of the Class III directors to expire at the 2004 annual meeting of stockholders. Additionally, the holders of the Company's Series A Convertible Preferred Stock are entitled to elect one member of the Board of Directors at each annual meeting of stockholders (the "Series A Director").

     Class I consists of Mr. Crocker and Dr. Richart; Class II consists of Dr. Turner and Mr. Wrench; and Class III consists of Dr. Wan. Mr. Davis is the Series A Director. Directors elected to succeed those directors whose term expires will be elected for a three-year term of office, except that the term of office of the Series A Director shall be a one-year term. All directors hold office until the next annual meeting of stockholders at which their term expires, and until their successors have been duly elected and qualified. Executive officers serve at the discretion of the Board. There are no family relationships among any of the officers and directors.

Board Committees

     The Board of Directors of the Company has established an Audit Committee consisting of Mr. Wrench, who is chairman, Dr. Richart and Dr. Wan which reviews the results and the scope of the audit and other services provided by the Company's independent accountants and periodically reviews the results of the Company's internal audit controls, and a Compensation Committee consisting of Mr. Wrench who is chairman, Dr. Wan and Mr. Davis which makes recommendations concerning salaries, incentives and other forms of compensation for directors, executive officers and other key employees of the Company and administers various incentive compensation and benefits plans.

ITEM 2.           PROPERTIES

     The Company's principal executive office is located in a leased 10,926 square foot, engineering, and administrative facility in Teterboro, New Jersey. The lease agreement for the Teterboro facility expires on June 30, 2004. The monthly base rent through March 2002 is approximately $10,000 and then increases to approximately $10,900 for the remainder of the lease term, plus the Company's pro rata share of maintenance expenses and real estate taxes with minor rent increases thereafter through the end of the lease term.

     Management believes that the Teterboro, New Jersey facility is adequate and suitable for the current operations of the Company but that it may be necessary to acquire additional facilities during the fiscal year 2002 if operations expand as anticipated.


ITEM 3.           LEGAL PROCEEDINGS

     From time to time, BEI may become involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. The Company is not involved in any material legal proceedings.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of stockholders during the fourth quarter ended September 29, 2001.

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

     The Company's common stock is traded on the Nasdaq National Market System under the Nasdaq symbol "BMED."

     The closing price of the Company's common stock was $6.40 on December 11, 2001.

     Set forth below are the high and low closing sale prices on the National Market System for the periods indicated. Such quotations do not reflect retail markups, markdowns or commissions.


         2001 Fiscal Year (ended September 29, 2001)

                                                           High        Low
         Fourth Quarter                                    $4.18       $2.76
         Third Quarter                                     $4.75       $2.65
         Second Quarter                                    $3.88       $1.13
         First Quarter                                     $2.50       $1.13

         2000 Fiscal Year (ended September 30, 2000)

                                                           High        Low
         Fourth Quarter                                    $2.38       $1.00
         Third Quarter                                     $1.88       $1.00
         Second Quarter                                    $3.47       $1.06
         First Quarter                                     $1.75       $0.63


     As of December 11, 2001, there were approximately 267 holders of record of the Company's common stock. There are no restrictions on the Company's ability to pay dividends; however, it is currently the intention of the Board of Directors to retain all earnings, if any, for use in the Company's business and the Company does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend, among other factors, upon the earnings, capital requirements, operating results and financial condition of the Company.

ITEM 6.           SELECTED FINANCIAL DATA

     The selected financial data for the five fiscal years presented below is derived from the audited Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

     The data and the accompanying analysis in "Management's Discussion and Analysis of Financial Condition and Results of Operations" cover periods in which the Company's operations included business segments which are now operated by Technologies and include the results of those business segments as discontinued operations by the Company. Continuing operations of the Company are comprised of the medical device business carried on by the Company's majority-owned subsidiary BEI Medical Systems Company, Inc. prior to the Distribution, which subsequent to the Distribution comprised all of the Company's operations. In addition, on December 8, 1999, the Company completed the sale of a substantial portion of its assets to CSAC. The Asset Sale had a significant impact on the financial condition and results of operations of the Company, as both revenues and revenue generating assets were significantly reduced. For further information, see Note 1 to the Consolidated Financial Statements, the Company's Proxy Statement for Special Meeting of Stockholders, (File No. 0000929624-99-001921) and Technologies' Form 10, "General Form for Registration of Securities," as amended (File No. 0-22799) and the Technologies Form 10-K for the fiscal year ended September 27, 1997 (File No. 0-22799).


--------------------------------------------------------------------------------------------------------------------
in thousands, except per share amounts                                     Year ended
                                             -----------------------------------------------------------------------
                                              September 29, September 30,   October 2,     October 3,  September 27,
                                                  2001          2000          1999           1998          1997
--------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenue                                             $476        $1,375        $8,419         $9,651      $10,005
Loss from continuing operations                   (5,600)       (2,947)       (6,909)        (4,971)      (4,348)
Income from discontinued operations                --            --               --             --        4,583
Net income (loss)                                 (5,600)       (2,947)       (6,909)        (4,971)         235
Loss from continuing operations per common
     share                                        ($0.72)       ($0.39)       ($0.92)        ($0.68)       ($0.64)
Earnings from discontinued operations per
     common share                                  --            --              --           --             0.67
Earnings (loss) per common share                  ($0.72)       ($0.39)       ($0.92)        ($0.68)        $0.03

Cash dividends per common share                      --            --            --           --            $0.08
Weighted average shares outstanding                7,800         7,615         7,503          7,354        6,817

BALANCE SHEET DATA:
Cash and cash equivalents                         $9,846        $4,228        $1,397         $3,355       $9,122
Working capital                                    9,938         4,285         6,905          8,284       11,085
Total assets                                      12,581         6,138        10,962         17,388       22,584
Long-term debt                                       123            --            --             --           22
Stockholders' equity                              10,493         4,771         7,699         14,440       17,660


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements may be deemed to include information that is not historical, including without limitation, statements based on our current expectations, assumptions, estimates and projections about our company and our industry, including statements with respect to the timely development, acceptance, commercialization and pricing of our Hydro ThermAblator or HTA, the impact of competitive products and pricing, our ability to satisfy the conditions of the FDA approval and on-going regulatory requirements, the adequacy of anticipated sources of cash to fund our future capital requirements, our ability to raise additional capital on terms favorable to us, or at all, the availability or realization of strategic alternatives and general economic conditions as they affect our customers. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and we assume no obligation to update these statements. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties discussed below and in "Business - Risk Factors."

     The following discussion and analysis of the financial condition and results of operations includes historical results prior to the Asset Sale. The Asset Sale had a significant impact upon the financial condition and results of operations of the Company, as both revenues and revenue generating assets were significantly reduced (see "Financial Statements and Supplementary Data"). The Company's product focus became narrowed and dependent upon the successful completion of the FDA Phase III clinical trials and commercialization of the HTA technology (see "Business -- Risk Factors"). The cash proceeds of the Asset Sale were utilized by BEI: (i) to pay expenses associated with the Asset Sale in the amount of $1,292,000, including professional fees ($524,000), employee bonuses related to completion of the Asset Sale ($185,000), severance and other payments ($308,000) plus the cost of products and services associated with the Transition Agreement provided to CSAC free of charge ($275,000); (ii) to repay the amounts outstanding to Transamerica Business Credit Corporation ("TBCC"), including interest and cancellation fees; (iii) as working capital to finance completion of the FDA Phase III clinical trials and initiate commercialization of the HTA product in the United States; and (iv) to fund BEI's ongoing operating expenses.

     On April 20, 2001, the FDA issued its approval to market in the United States the Hydro ThermAblator(R) ("HTA(R)") endometrial ablation system to ablate the endometrial lining of the uterus in pre-menopausal women with menorrhagia (dysfunctional uterine bleeding) due to benign causes for whom child bearing is complete. The approval is subject to standard FDA conditions, including labeling and advertising requirements, expiration dating of the procedure sets, use by physicians having received training in diagnostic hysteroscopy, and three-year follow-up of pivotal trial study patients.


Revenue
Fiscal years 2001, 2000 and 1999

     Revenues for the fiscal year ended September 29, 2001, were $476,000, a decrease of $899,000 from fiscal 2000 of $1,375,000. The lower revenue reflects the impact of the Asset Sale on December 8, 1999. Fiscal year 2000 revenues included revenues from the Base Business for approximately nine weeks. Approximately $1,184,000, or 86.1% of the Company's revenues for the fiscal year 2000, were derived from products that were included in the Base Business sold to CSAC. The comparable twelve-month period of fiscal year 2001 did not include any revenues from the Base Business. Domestic sales of the HTA were $373,000 following receipt of FDA approval to market the HTA in the United States on April 20, 2001, compared to no domestic sales in fiscal year 2000. International revenues related to the HTA were $103,000 in fiscal year 2001 versus $187,000 in fiscal year 2000 due primarily to reduced shipments of HTA control units.

     Revenues for the fiscal year ended September 30, 2000, were $1,375,000, a decrease of $7,044,000 from the fiscal year ended October 2, 1999. The lower revenue reflects the impact of the Asset Sale on December 8, 1999. Approximately 96.8% of the Company's revenues for fiscal year 1999 were derived from products that were included in the Base Business sold to CSAC. Fiscal year 2000 included revenues from the Base Business for approximately nine weeks as compared to all of fiscal year 1999. International revenues from shipments to distributors of the Company's HTA products for endometrial ablation declined to $187,000 in fiscal year 2000 from $269,000 in fiscal year 1999. The higher revenue in fiscal year 1999 reflects shipments to international distributors of instrumentation primarily for use in clinical demonstrations and symposia and represents limited commercial shipments to private health care services and end-users that were not repeated in fiscal year 2000, while shipments in fiscal year 2000 were primarily disposable procedure sets which are used each time the procedure is performed.

     The Company's revenues from international customers were approximately 21.6%, 25.3% and 17.2% of the Company's total revenues for fiscal years 2001, 2000 and 1999, respectively.


Cost of Revenues and Gross Profit (Loss)

     The Company's negative gross profit of $329,000 in the twelve-month period ended September 29, 2001 as compared to the negative gross profit of $89,000 in fiscal year 2000 reflects the impact of the Asset Sale and the resulting absorption of fixed overhead expenditures over the significantly lower revenue base. The pro forma gross profit in fiscal 2000 associated with the products included in the Asset Sale was $542,000. Overhead expenses for the fiscal year 2001 were approximately $482,000, compared to $747,000 in fiscal 2000. Overhead expenses in the twelve-month period ended September 30, 2000 included approximately $125,000 of costs allocated to the products included in the Asset Sale on a pro-forma basis.

     The Company's negative gross profit of $89,000 in fiscal year 2000 as compared to the gross profit of $3,237,000 in fiscal year 1999 reflects the impact of the Asset Sale and the resulting absorption of fixed overhead expenditures over a significantly lower revenue base. Overhead expenses for the fiscal year 2000 were approximately $622,000, excluding costs allocated to the products included in the Asset Sale in the first fiscal quarter of fiscal 2000.


Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $486,000 to $4,296,000 for the fiscal year ended September 29, 2001 compared to $3,810,000 for fiscal 2000. The increased spending reflected higher selling and marketing expenses of $683,000, a 53.7% increase over the previous fiscal year, due primarily to increased personnel costs and related expenses plus higher expenditures for outside services, trade shows and workshops, reflecting the Company's increased selling and marketing activities following the April 2001 FDA approval to market the HTA in the United States. Administrative expenses increased $56,000 or 2.5%, due primarily to higher personnel costs. Partially offsetting the above was reduced amortization of intangible assets of $104,000 as a result of the Asset Sale. Following the Asset Sale in December 1999, the Company had reduced personnel and related employee benefit costs, incurred significantly lower sales commissions, reduced marketing expenditures and had lower amortization of intangible assets reflecting the reduction in these assets as a result of the Asset Sale. Following the receipt of FDA approval to market the HTA in the United States on April 20, 2001, the Company began to increase spending to commercialize the HTA, partially offsetting such decreases. In addition, fiscal 2000 expenses included a charge of $139,000 for the write-down of certain fixed assets and accounts receivable to net realizable value as a result of the Asset Sale.

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


Research, Development and Related Expenses

     Research, development and related expenses were $1,469,000 in fiscal year 2001, a decrease of $192,000 or 11.6% from fiscal 2000. The lower spending reflects reduced expenses resulting from the completion in August 2000 of the twelve-month post treatment follow-up examination portion of the HTA Phase III clinical trial in the United States and the completion in September 2000 of the premarket approval ("PMA") application to the FDA. As a result, the rate of spending required to support the clinical trial and to submit the PMA application during fiscal 2001 declined from the levels that were required during fiscal 2000. Partially offsetting the above decrease was a non-cash charge of $143,000, relating to the issuance of a warrant to purchase shares of common stock of the Company in exchange for an a reduction in future royalty payments on certain disposable components of the Company's HTA. The fair market value of the warrant was charged to product development during the second quarter of fiscal 2001.

     Research, development and related expenses were $1,661,000 in fiscal year 2000 compared to $3,184,000 in fiscal year 1999. The reduced spending of $1,523,000 or 47.8% resulted from the completion of the patient treatment portion of the HTA Phase III clinical trial in the United States in early August 1999, therefore, the rate of spending required to support the clinical trial in fiscal year 2000 declined significantly from the levels that were required during the patient treatment phase of the clinical trial in fiscal year 1999.


Gain on Asset Sale

     The gain on Asset Sale in fiscal 2000 reflects the closing of the Asset Sale on December 8, 1999. See Note 1 to the Consolidated Financial Statements for further information on the Asset Sale.


Interest Income

     Interest income in fiscal years 2001, 2000 and 1999 was comprised of interest income earned on highly liquid investments. Interest income decreased to $217,000 in the fiscal year ended September 29, 2001, compared to $299,000 in the twelve-month period ended

September 30, 2000, as a result of lower interest rates and lower average cash balances on hand during the period.

     Interest income increased to $299,000 in fiscal year 2000 compared to $105,000 in fiscal year 1999, as a result of higher average cash balances on hand during the fiscal year, reflecting the investment of cash received from the Asset Sale.


Interest Expense

     Interest expense of $7,000 for the year ended September 29, 2001, reflects capital lease interest expense related to the Company's capital lease with IBM Credit Corp. Interest expense of $49,000 for the year ended September 30, 2000 reflects interest on borrowings under a term note and related credit facility, which were repaid by the Company in full on December 8, 1999.

     Interest expense declined to $49,000 in fiscal year 2000 compared to $96,000 for the comparable period of fiscal year 1999. The decrease reflects the payment in full on December 8, 1999 of the borrowings under the credit facility, utilizing a portion of the proceeds of the Asset Sale.


Income Tax Benefit

     The Company recognized an income tax benefit of $284,000 during fiscal year 2001 compared to a benefit of $580,000 in fiscal year 2000. The income tax benefit in fiscal year 2001 reflects the sale of $4,021,000 of our New Jersey net operating loss carryforwards, pursuant to the Technology Business Tax Certificate Program ("TBTCP"). This program allows for the sale of New Jersey net operating loss carryforwards to profitable New Jersey corporations. Cash in the amount of approximately $284,000 was received in December 2001 from this sale. Accordingly, the Company revised its valuation allowance by such amount at September 29, 2001. The income tax benefit in fiscal 2000 resulted from the favorable settlement of a disputed tax item related to the spin-off of Technologies in September 1997, combined with the sale of $3,986,000 of our New Jersey net operating loss carryforwards, pursuant to the TBTCP. Cash in the amount of approximately $281,000 was received from the fiscal 2000 sale.

     The Company's net operating loss carryforwards for federal income tax purposes as of September 29, 2001 are approximately $10.8 million. The Company projects losses to continue in fiscal year 2002. These losses remain available to the Company on a carryforward basis to offset any future earnings, but they have been fully offset by a valuation allowance in the financial statements, as their future realization is uncertain.

     The Company recognized an income tax benefit of $580,000 during fiscal year 2000 compared to a benefit of $379,000 recognized in fiscal year 1999. The income tax benefit in fiscal year 2000 resulted from the favorable settlement of a disputed tax item related to the spin-off of Technologies plus cash proceeds of $281,000 resulting from the sale of New Jersey net operating loss carryforwards pursuant to the TBTCP. The income tax benefit in fiscal 1999 reflected the Company's ability to carryback losses and collect a refund against prior years' taxes paid on the earnings of previously discontinued operations. The amount of carryback available to the Company was limited to the taxes paid on earnings of the previous two fiscal years and all such available carrybacks were exhausted at that time.


Extraordinary Loss on Extinguishment of Debt

     The extraordinary loss on extinguishment of debt incurred in fiscal 2000 resulted from repayment of borrowings under a term note and related credit facility on December 8, 1999, following the closing of the Asset Sale (see Note 4 to the Consolidated Financial Statements).

Cancellation fees aggregating $85,000 were incurred in connection with such termination. Such fees, as well as the $45,000 unamortized portion of the deferred financing fees for the debt, were reflected as an extraordinary loss in the consolidated statement of operations for the fiscal year ended September 30, 2000.


Liquidity and Capital Resources

     BEI has incurred significant operating losses and the Company expects losses to continue for at least the next one to two years. The Company is dependent on a single product, the HTA, to achieve commercial success and generate sufficient future revenues and profits to fulfill capital needs. In addition, the Company expects that it will continue to expend substantial resources in expansion of marketing and sales activities and research and development. BEI's future revenues will depend upon, among other factors, its ability to cost effectively commercialize the HTA. The Company's capital requirements to complete the commercialization of the HTA depend on numerous factors, including the resources required to successfully commercialize the HTA in the United States and the extent to which the HTA gains market acceptance and sales.

     The Company believes that existing cash balances plus anticipated future revenues will provide adequate funding to meet the Company's minimum capital requirements for the next twelve to twenty-four months. However, in the event that the growth or timing of anticipated future revenues does not meet our expectations or that the resources required to successfully commercialize the HTA in the United States exceed our expectations, we may need to raise additional funds through public or private financing or other means. We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds when we need them, we may be required to scale back our operations, research, marketing or sales efforts or obtain funds through arrangements with collaborative partners or others that may require us to license or relinquish rights to technologies or products. If we raise additional funds by issuing equity securities, further dilution to our stockholders may result, and new investors could have rights superior to existing stockholders.

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

     During fiscal year 2001, cash used in operating activities was $5,202,000, reflecting the net loss of $5,600,000. This loss was partially offset by increases in refundable income taxes, of $83,000 and accounts payable and accrued liabilities of $572,000, partially offset by increases in inventories, accounts receivable and other assets of $614,000 reflecting the increased sales activity following the approval of the HTA in April 2001; plus $355,000 of adjustments to reconcile the net loss to net cash used in operating activities. These adjustment for non-cash expenses included depreciation and amortization of $128,000, costs associated with the issuance of a warrant to purchase shares of common stock of $143,000 and other non cash expenses of $84,000.

     Cash used in investing activities during fiscal year 2001 was $374,000, reflecting purchases of plant and equipment of $228,000 reflecting primarily the acquisition of office equipment, production molds and the acquisition of revenue producing equipment plus increases in marketable securities of $152,000 related to the Company's deferred compensation plan, partially offset by a reduction in a long-term security deposit of $6,000.

     Cash received from financing activities was $11,194,000; primarily reflecting gross proceeds from the sale of shares of Series A Convertible Preferred of $4,179,000 in February 2001, less transaction costs of $478,000 and gross proceeds from sale of shares of common stock and warrants to purchase shares of common stock of $7,635,000 in September 2001, less transaction costs of $173,000.

     In addition, in November 2000, the Company entered into a long-term lease for $157,000 to finance the purchase of a computer enterprise resource planning system, including installation and implementation support. The agreement calls for 60 monthly payments of $3,396 beginning June 2001.

     The Company had no other material capital or other commitments as of September 29, 2001. As discussed above, the Company's capital requirements to complete the development of and commercialization of the HTA depend on numerous factors including the timing and receipt of regulatory clearances and approvals, the resources required to successfully commercialize the HTA in the United States and the extent the HTA gains market acceptance and sales.


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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED BALANCE SHEETS
BEI Medical Systems Company, Inc. and Subsidiaries


-------------------------------------------------------------------------------------------------------------
dollars in thousands except share amounts                             September 29, 2001  September 30, 2000
-------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                                  $9,846              $4,228
  Restricted cash                                                               159                 157
  Marketable securities                                                         452                 311
  Trade receivables, less allowance for doubtful accounts
           (2001--$75; 2000--$34)                                               284                  59
  Inventories                                                                   720                 433
  Income taxes                                                                  284                 367
  Other current assets                                                          158                  97
-------------------------------------------------------------------------------------------------------------
Total current assets                                                         11,903               5,652

Property and equipment
  Equipment                                                                     871                 534
  Leasehold improvements                                                         77                  71
-------------------------------------------------------------------------------------------------------------
                                                                                948                 605
  Less accumulated depreciation and amortization                               (502)               (389)
-------------------------------------------------------------------------------------------------------------
Net property and equipment                                                      446                 216

Other assets
  Patents, less accumulated amortization
     (2001--$117; 2000--$102)                                                   164                 179
  Other                                                                          68                  91
-------------------------------------------------------------------------------------------------------------
Total other assets                                                              232                 270
-------------------------------------------------------------------------------------------------------------
Total assets                                                                $12,581              $6,138
=============================================================================================================
See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
BEI Medical Systems Company, Inc. and Subsidiaries


---------------------------------------------------------------------------------------------------------------------
dollars in thousands except share amounts                                    September 29, 2001   September 30, 2000
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Trade accounts payable                                                                $626                $304

  Accrued expenses and other liabilities                                               1,313               1,063

  Current portion of lease obligation                                                     26                  --
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                              1,965               1,367


Long-term lease obligation, less current portion                                         123                  --


Stockholders' equity

  Preferred stock
     ($.001 par value; authorized 5,000,000 shares; issued and outstanding;
     2001--1,114,485 shares of Series A Convertible; 2000--none; aggregate
     liquidation preference at September 29, 2001 of $4,179,000)                          1                  --

  Common stock
     ($.001 par value; authorized 30,000,000 shares; issued and
     outstanding; 2001--9,835,126 shares; 2000--7,686,108 shares)                         12                  10

  Additional paid-in capital                                                          27,758              16,175

  Accumulated deficit                                                                (16,981)            (11,381)

  Accumulated other comprehensive loss                                                   (59)                (33)

  Unearned restricted stock and other                                                   (238)                 --
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                            10,493               4,771
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                           $12,581              $6,138
=====================================================================================================================
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
BEI Medical Systems Company, Inc. and Subsidiaries


  ----------------------------------------------------------------------------------------------------------------
                                                                                  Year Ended
  ----------------------------------------------------------------------------------------------------------------
  dollars in thousands except share and per share amounts        September 29,     September 30,     October 2,
                                                                      2001             2000            1999
  ----------------------------------------------------------------------------------------------------------------
  Revenue                                                              $476           $1,375          $8,419
  Cost of sales                                                         805            1,464           5,182
  ----------------------------------------------------------------------------------------------------------------
       Gross profit (loss)                                             (329)             (89)          3,237

  Selling, general and administrative expenses                        4,296            3,810           7,350
  Research, development and related expenses                          1,469            1,661           3,184
  Gain on Asset Sale                                                     --           (1,913)             --
  ----------------------------------------------------------------------------------------------------------------
                                                                      5,765            3,558          10,534
  ----------------------------------------------------------------------------------------------------------------
       Loss from operations                                          (6,094)          (3,647)         (7,297)

  Interest income                                                       217              299             105
  Interest expense                                                       (7)             (49)            (96)
  ----------------------------------------------------------------------------------------------------------------
       Loss before income taxes and extraordinary item               (5,884)          (3,397)         (7,288)

  Income tax benefit                                                   (284)            (580)           (379)
  ----------------------------------------------------------------------------------------------------------------
       Loss before extraordinary item                                (5,600)          (2,817)         (6,909)

  Extraordinary loss on extinguishment of debt                           --             (130)             --
  ----------------------------------------------------------------------------------------------------------------
       Net loss                                                     ($5,600)         ($2,947)        ($6,909)
  ================================================================================================================

  Loss before extraordinary loss per common share                     ($0.72)          ($0.37)         ($0.92)

  Extraordinary loss on extinguishment of debt                         --              ($0.02)          --
  ----------------------------------------------------------------------------------------------------------------
  Net loss per common share                                           ($0.72)          ($0.39)         ($0.92)
  ================================================================================================================

  Weighted average shares outstanding                               7,799,984       7,614,847       7,503,463
  ================================================================================================================
  See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BEI Medical Systems Company, Inc. and Subsidiaries


--------------------------------------------------------------------------------------------------------------------
                                                                                    Year Ended
--------------------------------------------------------------------------------------------------------------------
                                                                 September 29,    September 30,      October 2,
dollars in thousands                                                 2001             2000             1999
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                         ($5,600)          ($2,947)         ($6,909)
Adjustments to reconcile net loss to net cash used in
     operating activities:
  Depreciation                                                         113               137              331
  Amortization                                                          18               170              639
  Provision for losses on trade receivables                             41                 5               74
  Loss (gain) on sale of assets                                         --            (1,913)              --
  Deferred income tax provision (benefit)                               --                --              174
  Write off of fixed assets                                             --               157               --
  Issuance of common stock warrants for services                       143                --               --
  Expenses paid through lease obligations                               42                --               --
Changes in operating assets and liabilities, net of
     dispositions:
  Trade receivables                                                   (266)              480              306
  Inventories                                                         (287)              (75)             921
  Income taxes                                                          83               120            1,897
  Other assets                                                         (61)               (6)             118
  Trade accounts payable, accrued expenses and other
     liabilities                                                       572              (965)            (339)
--------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                               (5,202)           (4,837)          (2,788)
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                (228)              (77)             (41)
  Proceeds from sale of assets                                          --             8,965               --
  Purchases of marketable securities                                  (152)             (244)            (108)
  Other                                                                  6                23               --
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                   (374)            8,667             (149)
--------------------------------------------------------------------------------------------------------------------

BEI Medical Systems Company, Inc. and Subsidiaries


--------------------------------------------------------------------------------------------------------------------
                                                                                    Year Ended
--------------------------------------------------------------------------------------------------------------------
                                                                 September 29,    September 30,      October 2,
dollars in thousands                                                 2001             2000             1999
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from borrowings and issuance of warrants                     --               500            1,000
  Repayment of long-term debt and other                                 (8)           (1,500)             (21)
  Proceeds from stock option exercises                                  15                 1               --
  Proceed from issuance of preferred stock, net                      3,725                --               --
  Proceeds from issuance of common stock, net                        7,462                --               --
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                 11,194              (999)             979
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 5,618             2,831           (1,958)
Cash and cash equivalents at beginning of year                       4,228             1,397            3,355
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                            $9,846            $4,228           $1,397
====================================================================================================================
See Notes to Consolidated Financial Statements.


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
BEI Medical Systems Company, Inc. and Subsidiaries

--------------------------------------------------------------------------------------------------------------------
                                                                                     Year Ended
====================================================================================================================
                                                                  September 29,      September 30,      October 2,
dollars in thousands                                                   2001              2000             1999
====================================================================================================================
  Equipment and training costs financed under capital lease
    obligations                                                        $157                --               --
====================================================================================================================
  Fair value of warrants issued                                        $167                --               --
====================================================================================================================
  Fair value of non-employee options and
    restricted stock                                                   $238                --               --
====================================================================================================================

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
BEI Medical Systems Company, Inc. and Subsidiaries


-------------------------------------------------------------------------------------------------------------------------
                                                                                         Accumulated
                                                                                            other    Unearned
                                                                 Additional                 compre-  restricted
                                          Preferred    Common     paid-in    Accumulated    hensive  stock and
dollars in thousands                        Stock       Stock     capital      deficit       loss      other     Total
-------------------------------------------------------------------------------------------------------------------------
Balances at October 3, 1998                    $--         $10    $16,291     ($1,525)       $--       ($336)   $14,440
-------------------------------------------------------------------------------------------------------------------------
Net loss for 1999                                                              (6,909)                           (6,909)
Restricted Stock Plan                                                (175)                               231         56
Deferred compensation                                                                                     54         54
Issuance of warrants                                                   58                                            58
-------------------------------------------------------------------------------------------------------------------------
Balances at October 2, 1999                     --          10     16,174      (8,434)        --         (51)     7,699
-------------------------------------------------------------------------------------------------------------------------
Net loss for 2000                                                              (2,947)                           (2,947)
Restricted Stock Plan                                                                                     20         20
Deferred compensation                                                                                     31         31
Stock options exercised                                                 1                                             1
Unrealized loss on investments                                                               (33)                   (33)
-------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2000                  --          10     16,175     (11,381)       (33)         --      4,771
-------------------------------------------------------------------------------------------------------------------------
Net loss for 2001                                                              (5,600)                           (5,600)
Issuance of common stock                                     2      5,935                                         5,937
Issuance of preferred stock                      1                  3,700                                         3,701
Issuance of warrants                                                1,692                                         1,692
Restricted Stock Plan and other                                       241                               (238)         3
Stock options exercised                                                15                                            15
Unrealized loss on investments                                                               (26)                   (26)
-------------------------------------------------------------------------------------------------------------------------
Balances at September 29, 2001                  $1         $12    $27,758   ($16,981)       ($59)      ($238)   $10,493
=========================================================================================================================
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BEI Medical Systems Company, Inc. and Subsidiaries
September 29, 2001


Note 1
Basis of Presentation

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

     The Company recorded a net gain on the sale of the Base Business of $1,913,000. The key components of the gain are as follows:

       Dollars in thousands
       Proceeds                                              $10,257(1)
       Less: transaction costs                                (1,292)(2)
                                                        ------------------
       Net proceeds                                            8,965
       Less: net assets sold                                  (7,052)
                                                        ------------------
       Gain on Asset Sale                                     $1,913
                                                        ==================

(1) Reflects proceeds from the Asset Sale received at closing of $10,538,000, less certain post-closing adjustments of $281,000.

(2) Transaction costs of $1,292,000 include professional fees paid by BEI in connection with the Asset Sale ($524,000), employee bonuses related to completion of the Asset Sale ($185,000), severance payments and other costs ($308,000), and the cost of products and services provided to CSAC free of charge ($275,000) pursuant to the Transition Agreement dated December 8, 1999 between the Company and CSAC. As of September 29, 2001, all such costs have been paid, other than remaining liabilities of approximately $7,000.

     The following unaudited pro forma statements of operations data has been prepared assuming the Asset Sale was completed as of October 2, 1999. The pro forma financial data is presented for illustrative purposes only and is not necessarily indicative of any future results of operations or the results that might have occurred if the Asset Sale had actually occurred on the indicated date.

BEI Medical Systems Company, Inc. and Subsidiaries
September 29, 2001


Statement of Operations Data
(in thousands, except per share amounts)


                                                                    FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                                                                Pro Forma     Pro Forma AS
                                                               HISTORICAL      ADJUSTMENTS      ADJUSTED

 Revenues...........................                             $1,375          $1,184(1)         $191
 Cost of revenues...................                              1,464             642(1)          822
                                                             -------------------------------------------------
   Gross profit (loss)..............                                (89)            542(1)         (631)(4)

 Selling, general and administrative expenses                     3,810             434(1)        3,376
 Research, development and related expenses                       1,661              --           1,661
 Gain on Asset Sale.................                             (1,913)         (1,913)(2)          --
                                                             -------------------------------------------------
                                                                  3,558          (1,479)          5,037
                                                             -------------------------------------------------
   Loss from operations.............                             (3,647)          2,021          (5,668)

Interest income.....................                                299              --             299
Interest expense....................                                (49)            (49)(3)          --
                                                             -------------------------------------------------
   Loss before income taxes and extraordinary item
                                                                 (3,397)          1,972          (5,369)

Income tax benefit..................                               (580)             --            (580)
                                                             -------------------------------------------------
   Loss before extraordinary item...                             (2,817)          1,972          (4,789)
 Extraordinary loss on extinguishment of debt                      (130)           (130)(3)          --
                                                             -------------------------------------------------
   Net loss ........................                            ($2,947)         $1,842         ($4,789)
                                                             =================================================

 Loss per Common Share:
 Loss before extraordinary loss per common share                 ($0.37)                         ($0.63)

 Extraordinary loss on extinguishment of debt                    ($0.02)                            --
                                                             -------------------------------------------------
 Net loss per common share..........                             ($0.39)                         ($0.63)
                                                             =================================================

 Weighted average shares outstanding                              7,615                           7,615
                                                             =================================================

---------------
(1) To give retroactive effect to the decrease in revenues and operating expenses attributable to cessation of substantially all operating activities of the Company as a result of the Asset Sale, other than that which is required to support the ongoing development of its HTA product.
(2)      To eliminate the gain on Asset Sale.
(3) To reflect a reduction in interest expense and elimination of the extraordinary loss on extinguishment of debt incurred related to the senior secured credit facility, assuming the application of proceeds from the Asset Sale to repay the outstanding indebtedness under this facility and financing charges on accounts receivable related to the Base Business.
(4) The pro forma negative gross margin for the fiscal year ended September 30, 2000, of $631,000, reflects direct product costs and fixed manufacturing costs for the HTA business of $697,000, as well as pro forma allocation of $125,000 of fixed

BEI Medical Systems Company, Inc. and Subsidiaries
September 29, 2001


         manufacturing overhead costs from the first quarter of fiscal year 2000 prior to the Asset Sale, which were projected to continue following the Asset Sale.

     Operating Results and Liquidity: Historically, BEI has incurred significant operating losses and expects losses to continue for at least the next one to two years. The Company is dependent on a single product, the HTA, to achieve commercial success and generate sufficient future revenues and profits to fulfill capital needs. In addition, the Company expects that it will continue to expend substantial resources in expansion of marketing and sales activities and research and development. BEI's future revenues will depend upon, among other factors, its ability to cost effectively commercialize the HTA. The Company's capital requirements to complete the commercialization of the HTA depend on numerous factors including the resources required to successfully commercialize the HTA in the United States and the extent the HTA gains market acceptance and sales.

     The Company believes that existing cash balances plus anticipated future revenues will provide adequate funding to meet the Company's minimum capital requirements for the next twelve to twenty-four months. However, in the event that the growth or timing of anticipated future revenues does not meet the Company's expectations or that the resources required to commercialize the HTA in the United States exceed expectations, the Company may need to raise additional funds through public or private financing or other means. The Company may not be able to obtain additional financing on favorable terms or at all. If the Company is unable to raise additional funds when it needs them, it may be required to scale back operations, research, marketing or sales efforts or obtain funds through arrangements with collaborative partners or others that may require it to license or relinquish rights to technologies or products. If the Company raises additional funds by issuing equity securities, further dilution to stockholders may result, and new investors could have rights superior to existing stockholders.

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

BEI Medical Systems Company, Inc. and Subsidiaries
September 29, 2001


     The accompanying consolidated financial statements include the historical results of operations of the Company prior to the Asset Sale. The Asset Sale had a significant impact upon the financial condition and results of operations of the Company, as both subsequent revenues and revenue generating assets have been significantly reduced and the Company's product focus has become narrowed and dependent upon the successful commercialization of the HTA technology.

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

     Restricted Cash: Reflects funds on deposit to guarantee payment of a letter of credit issued by the Company to the Belgium government in order to secure payment of taxes related to the Company's prior overseas activities in that country. The Company anticipates that the Belgium government will issue final tax clearance during fiscal year 2002 enabling the Company to cancel the letter of credit and the restriction on these funds.

     Concentration of Credit Risk: The Company's products are sold to commercial customers throughout the United States and in various foreign countries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. Historically, such losses have been within the expectations of management.

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

     Revenue Recognition: Revenue is recognized on the HTA control units and the disposable procedure sets as products are shipped, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable.

     Inventories: Inventories are carried at the lower of cost (first-in, first-out method) or market.

     Depreciation and Amortization: Plant and equipment are recorded at cost. Depreciation and amortization are provided in amounts sufficient to amortize the cost of such assets over their estimated useful lives, which range from three to ten years, using the straight-line method.

     Long-Lived Assets: The Company accounts for any impairment of its long-lived assets using Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121 ("FAS No. 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived

BEI Medical Systems Company, Inc. and Subsidiaries
September 29, 2001


Assets to be Disposed of." Long-lived assets consist of plant and equipment and patents. Patents and non-competition agreements are being amortized on a straight-line basis over their terms. Trade names are amortized on a straight-line basis over ten to twenty-five years.. The carrying value of long-lived assets will be reviewed if the facts and circumstances suggest that they may be impaired. Impairment is determined based on undiscounted future cash flows over the expected period of use. If impairment is indicated, the carrying value of long-lived assets would be reduced to fair value. For the year ended September 30, 2000, the Company incurred a charge of $139,000 to write-down certain assets that were no longer utilized as a result of the Asset Sale. In connection with the sale of the Company's GyneSys and HysteroSys product lines in fiscal 1998, intangible assets of $1,133,000 were sold. Based upon the final sales price of these assets, the Company reduced the carrying value of the intangible assets to be disposed of to net realizable value. The total amount of the charge, $531,000 has been included in the selling, general and administrative expenses for the year ended October 2, 1999.

     Stock Based Compensation: The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB No. 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The value of stock options, warrants or stock exchanged for services provided by non-employees is expensed over the period benefited. The options are valued using the Black Scholes option pricing model. To calculate the expense, the Company uses either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

     Per Share Information: Earnings per common share are calculated in accordance with SFAS No. 128, "Earnings Per Share." This statement requires the dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if the Series A Convertible Preferred Stock was converted to common stock and stock options or other contracts to issue common stock were exercised and resulted in the issuance of common stock that then shared in the earnings or loss of the Company. Diluted EPS is computed using the treasury stock method when the effect of common stock equivalents would be dilutive. As a result of the net loss for all periods presented weighted average shares used in the calculation of basic and diluted loss per share are the same. Weighted average shares exclude unvested restricted stock, which amounted to approximately 61,000, 71,000 and 139,000 shares for fiscal years 2001, 2000 and 1999, respectively. Common stock equivalents are excluded from the loss per share calculation for all periods presented because the effect would be anti-dilutive.

     Research and Development Costs: Company-sponsored research and product development costs are charged to expense when incurred.

     Advertising Costs: Advertising costs are charged to expense when incurred and were approximately $424,000, $252,000 and $371,000 in fiscal years 2001, 2000 and 1999, respectively.

BEI Medical Systems Company, Inc. and Subsidiaries
September 29, 2001


Note 3
Inventories

     dollars in thousands                          2001             2000
     --------------------------------------------------------------------------
     Finished products                               $602              $143
     Work in process                                  118               212
     Materials                                         --                78
     --------------------------------------------------------------------------
        Inventories                                  $720              $433
     ==========================================================================


Note 4
Bank Credit Agreement

     During fiscal years 1999 and 2000, the Company had an agreement, with Transamerica Business Credit Corporation to provide senior secured financing. On November 1, 1999, the Company borrowed $500,000 under the senior secured financing facility. All borrowings under the senior secured financing facility were collaterized by all of the assets of the Company.

     As a result of the Asset Sale, the amounts due under the senior secured financing facility were repaid in full on December 8, 1999 and all of the related agreements were terminated. Cancellation fees aggregating $85,000 were incurred in connection with the termination of the agreement. Such fees, as well as the unamortized portion of the deferred financing fees for the debt of $45,000, have been reflected as an extraordinary loss in the accompanying consolidated statement of operations.

     Interest expense of $43,000 and $89,000 was paid under this facility in fiscal years 2000 and 1999, respectively.


Note 5
Marketable securities

     Marketable securities are recorded at fair market value and reflect funds invested in a Nonqualified Deferred Compensation Plan Trust (the "Trust") and designated to be used exclusively for the benefit of participants in the Company's Nonqualified Deferred Compensation Plan (the "Plan"), however participants in the Plan or their beneficiaries have no preferred claim on, or any beneficial ownership interest in, any assets of the Trust.

BEI Medical Systems Company, Inc. and Subsidiaries
September 29, 2001


Note 6
Accrued Expenses and Other Liabilities


     dollars in thousands                                              2001             2000
     ----------------------------------------------------------------------------------------------
     Professional fees                                                   $215              $209
     Employee compensation                                                392               226
     Nonqualified deferred compensation plan                              452               311
     Commissions                                                           32                 4
     Royalties and related costs                                            2                 5
     Other                                                                220               308
     ----------------------------------------------------------------------------------------------
        Accrued Expenses and Other Liabilities                         $1,313            $1,063
     ==============================================================================================


Note 7
Long-Term Lease Obligation

     In November 2000, the Company entered into a long-term capital lease for $157,000 to finance the purchase, implementation and support of an enterprise resource planning system. The agreement provides for 60 monthly payments of $3,396 beginning June 2001. The following schedule reflects the repayment terms of obligation under capital leases:


        dollars in thousands
        ------------------------------------------------------------------------------
        2002                                                                  $41
        2003                                                                   41
        2004                                                                   41
        2005                                                                   41
        2006                                                                   26
        ------------------------------------------------------------------------------
                                                                              190
           Less amount representing interest                                  (41)
        ------------------------------------------------------------------------------
        Total minimum lease payments                                         $149
        ==============================================================================

     The value of the computer equipment and software financed under the capital lease obligations of $115,000 is included in property and equipment at September 29, 2001 and the amount related to non-capital costs of $42,000, was expensed at the inception of the lease.


Note 8
Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income

BEI Medical Systems Company, Inc. and Subsidiaries
September 29, 2001


tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 29, 2001 and September 30, 2000 are as follows:


    dollars in thousands                                                   2001             2000
    -------------------------------------------------------------------------------------------------
    Deferred tax liabilities
       Property and equipment                                              ($17)            ($20)
    -------------------------------------------------------------------------------------------------

    Deferred tax assets
       Allowance for doubtful accounts                                       25               12
       Inventory valuation                                                   68               36
       Federal tax credits                                                  141              141
       Federal net operating loss carryforwards                           3,664            2,060
       Accrued expenses and other                                           320              209
       State net operating loss carryforwards, net                        1,654            1,865
    -------------------------------------------------------------------------------------------------
          Total deferred tax assets                                       5,872            4,323
       Valuation allowance for deferred tax assets                       (5,571)          (4,022)
    -------------------------------------------------------------------------------------------------
          Net deferred tax assets                                          $284             $281
    =================================================================================================


     As of September 29, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $10.8 million, which expire through 2021 and net operating loss carryforwards for state income tax purposes of approximately $27.5 million, which expire from 2002 through 2008. As of September 29, 2001, a valuation allowance has been established equal to the entire net tax benefit associated with all carryforwards and temporary differences, except as noted below, as their realization is uncertain.

     On November 26, 2001, the Company received approval for the sale of $4,021,000 of New Jersey net operating loss carryforwards, pursuant to the New Jersey Technology Business Tax Certificate Program. This program allows for the sales of New Jersey net operating loss carryforwards to profitable New Jersey corporations. Cash in the amount of $284,000 was received from this sale. Accordingly, the Company reduced its valuation allowance by such amount at September 29, 2001.

BEI Medical Systems Company, Inc. and Subsidiaries
September 29, 2001


     Significant components of the provision (benefit) for income taxes are as follows:


                                                                               Year Ended
                                                          ---------------------------------------------------
    dollars in thousands                                        2001              2000             1999
    ---------------------------------------------------------------------------------------------------------
    Current
       Federal                                             $      --            ($299)           ($553)
       State                                                      --               --               --
    ---------------------------------------------------------------------------------------------------------
          Total current                                           --             (299)            (553)
    Deferred
       Federal                                                    --               --              174
       State                                                    (284)            (281)              --
    ---------------------------------------------------------------------------------------------------------
          Total deferred                                        (284)            (281)             174
    ---------------------------------------------------------------------------------------------------------
    Total income tax benefit                                   ($284)           ($580)           ($379)
    =========================================================================================================


     A reconciliation of the statutory federal income tax rate to the Company's effective rate is presented below.

                                                                               Year Ended
                                                          ----------------------------------------------------
    dollars in thousands                                        2001              2000             1999
    ----------------------------------------------------------------------------------------------------------
    Expected tax benefit at the statutory rate of 34%         ($2,001)          ($1,155)          ($2,478)
    Goodwill amortization and sale                                 --             1,346               121
    Increase (decrease) in valuation allowance                  1,549              (423)            2,661
    Tax settlement                                                 --              (299)               --
    Other                                                         168               (49)               75
    ----------------------------------------------------------------------------------------------------------
       Income tax benefit                                      ($284)           ($580)           ($379)
    ==========================================================================================================

     The income tax benefit in fiscal year 2000 resulted from the favorable settlement of a disputed tax item related to the spin-off of BEI Technologies, Inc. In connection with the Distribution, the Company entered into a Tax Allocation and Indemnity Agreement with Technologies as amended December 15, 1998. Under the terms of the agreement, Technologies and the Company are each responsible for the payment of 100% of the portion of federal and state taxes related to their respective subsidiaries activities for the periods prior to the Distribution in which both parties were included in consolidated income tax returns and are entitled to their portion of any income tax refunds for the same periods. For the periods after the Distribution, the Company is entitled to 100% of any carryback of losses or credits to prior years.

BEI Medical Systems Company, Inc. and Subsidiaries
September 29, 2001


Note 9
Stockholder's Equity

     On February 14, 2001, the Company completed a private placement of 1,114,485 shares of its Series A Convertible Preferred Stock ("Series A Preferred") at $3.75 per share, resulting in gross cash proceeds to the Company of $4,179,000. Shares of Series A Preferred are convertible at any time into an aggregate of 2,228,970 shares of Common Stock of the Company at an initial conversion price of $1.88 per common share. The initial conversion price will be adjusted for stock splits, combinations, certain dividends and distributions and other similar events and could also be adjusted on a weighted average basis in the event the Company issues additional securities at a per share price below $1.88.

     The holders of Series A Preferred are entitled to participate, on an as-converted to Common Stock basis, in any dividends paid on the Common Stock, when and if declared by the Board of Directors. In addition, the holders of the Series A Preferred have the right to a separate vote on certain items (as described in the certificate of designations), including but not limited to (i) amendments to the Company's Certificate of Incorporation or Bylaws that adversely affect the rights, privileges or restrictions of the Series A Preferred, (ii) the payment or declaration of a dividend on any shares of Common Stock, (iii) a decrease or increase in the number of authorized directors, (iv) authorization or designation of any new class or series of stock or other securities of the Company ranking on parity with or senior to the Series A Preferred in right of redemption, liquidation preference, voting or dividends or any increase in the authorized or designated number of any such new class or series, (v) any liquidation or winding up of the Company, or (vi) entering into an agreement regarding a merger, acquisition or sale of voting control or sale or lease of substantially all of the assets of the Company whereby the holders of the Series A Preferred would not receive a minimum amount of consideration ranging from two to four times their original purchase price paid for each share of Series A Preferred. In addition, in the event any of the items identified in
(v) or (vi) above or a greater than 50% change of control approved by the Board of Directors occurs, the holders of the Series A Preferred shall be entitled to receive, in preference to the holders of Common Stock, a per share amount equal to the original purchase price of the Series A Preferred (as adjusted for any stock splits, dividends and the like) plus any declared but unpaid dividends. The Company has reserved 2,228,970 shares of common stock for future issuance upon conversion of the Series A Preferred.

     As part of the private placement, the Company expanded its Board of Directors from five members to six and provided the holders of the Series A Preferred, voting as a separate class the right to elect one director.

     On September 4, 2001, the Company completed a private placement to accredited investors of 1,952,273 shares of its common stock and warrants to purchase 1,093,261 shares of its common stock, immediately exercisable at $3.69 per unit, the ("First Closing") resulting in gross cash proceeds to the Company of $7,200,000. The fair value of the warrants issued in the First Closing was $1,423,000. Warrants issued in the First Closing to purchase 624,722 shares of common stock will terminate after one year and warrants to purchase 468,539 shares of common stock will terminate after two years. On September 27, 2001, the Company completed a second and final closing of a private placement of its common stock and warrants (the "Second Closing"), (together with the First Closing, the "Private Placement"). In the Second Closing, the Company issued 117,948 shares of its common stock and warrants to purchase 66,048 shares of its common stock, immediately exercisable at $3.69 per unit, resulting in

BEI Medical Systems Company, Inc. and Subsidiaries
September 29, 2001


gross cash proceeds to the Company of $435,000. Warrants issued in the Second Closing to purchase 37,742 shares of common stock will terminate after one year and warrants to purchase 28,306 shares of common stock will terminate after two years. The fair value of the warrants issued in the Second Closing was $102,000.

     On March 9, 2001, the Company issued 18,416 shares of common stock to Transamerica Credit Corp in a cashless exchange for a warrant to purchase 92,307 shares of common stock then outstanding based on the difference between the fair market value of the common stock at that time and the warrants exercise price of $1.63 per share.

     On January 26, 2001 the Company amended its existing HTA royalty agreement to reduce future royalty payments on certain of its HTA disposable treatment components in exchange for a warrant to purchase 150,000 shares of common stock of the Company at an exercise price of $1.88 per share. The fair market value of the warrants using the Black Scholes option-pricing model, $142,500, was charged to operations during the second quarter of fiscal 2001.

     On February 14, 2001, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $1.88 per share in exchange for services related to the sale of Series A Preferred Stock. The fair market value of the warrants using the Black Scholes option-pricing model of $24,000 was charged to paid-in-capital during the second quarter of fiscal 2001.

     Transactions relating to the common stock warrants are summarized as follows:


                                                        Number of           Exercise
                                                          Common             Price
                                                          Shares           Per Share
---------------------------------------------------------------------------------------
Warrants issued in fiscal 1999 and outstanding at
October 2, 1999 and September 30, 2000                      92,307               $1.63

   Granted                                               1,334,309         1.88 - 3.69

   Exercised                                               (92,307)               1.63
---------------------------------------------------------------------------------------
Warrants outstanding at September 29, 2001               1,334,309       $1.88 - $3.69
=======================================================================================

     At a special stockholders meeting held on June 7, 2001 the stockholders of the Company voted to amend the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from 20,000,000 to 30,000,000 and to increase the authorized number of shares of preferred stock from 2,000,000 to 5,000,000.

     The Company's preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to establish from time to time the number of shares to be included in each series, and to designate the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences.

     The Company has also adopted a Stockholder Rights Plan that would cause substantial dilution to a person who attempts to acquire it on terms not approved by the Board of Directors. In addition, the Board of Directors has the authority to issue up to approximately 3,700,000

BEI Medical Systems Company, Inc. and Subsidiaries
September 29, 2001


shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. Any such preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock. The Board of Directors has no present intention of issuing any additional shares of preferred stock (1,114,485 shares of Series A convertible preferred stock were outstanding as of December 11, 2001), but reserves the right to do so in the future. Further, the Company's Certificate of Incorporation provides for staggered terms for the members of the Board of Directors. The staggered Board of Directors and certain other provisions of the Certificate of Incorporation and Bylaws may have the effect of delaying or discouraging changes in control or management of BEI.


Note 10
Stock Option and Restricted Stock Plans

     The Amended 1987 Stock Option Plan: Pursuant to the Company's Amended 1987 Stock Option Plan (the "Amended Plan") the Company may grant both incentive and non-statutory stock options to employees as well as grant stock options to non-employee consultants to the Company. The Amended plan provides for the grant of options to purchase up to 2,600,000 shares of common stock, of which 589,432 remain available for grant as of September 29, 2001. The Amended plan expires on January 15, 2007. The exercise price of options granted pursuant to the Amended Plan must be not less than the fair market value of the common stock on the date such options are granted, as determined by the Board of Directors. Options generally become exercisable in four equal installments commencing one year from the date of grant and such vesting may be accelerated upon the occurrence of certain events.

     On December 14, 1998, options representing the right to purchase 102,847 shares of the Company's common stock outstanding under the Amended Plan at exercise prices ranging from $3.74 to $4.00 per share were repriced to $1.63 per share, an amount equal to the fair market value of the common stock outstanding at that time.

BEI Medical Systems Company, Inc. and Subsidiaries
September 29, 2001


     Transactions relating to the Amended Plan are summarized as follows:


                                                          Number of       Exercise     Weighted Average
                                                           Common           Price       Exercise Price
                                                           Shares         Per Share        Per Share
--------------------------------------------------------------------------------------------------------
Options outstanding as of October 3, 1998                  744,067       $0.31 - $4.00      $1.19

   Granted                                                 367,600       $1.44 - $1.63      $1.54

   Terminated                                             (106,970)      $1.63 - $4.00      $2.24
--------------------------------------------------------------------------------------------------------
Options outstanding at October 2, 1999                   1,004,697       $0.31 - $1.94      $1.02

   Granted                                                 274,000       $0.94 - $1.63      $1.23

   Terminated                                             (120,750)      $0.94 - $1.94      $1.67

   Exercised                                                  (401)              $1.63      $1.63
--------------------------------------------------------------------------------------------------------
Options outstanding at September 30, 2000                1,157,546       $0.31 - $1.63      $1.00

   Granted                                                 246,000       $3.35 - $3.72      $3.49

   Terminated                                                5,625       $1.44 - $1.63      $1.46

   Exercised                                               (10,381)      $1.44 - $1.63      $1.53
--------------------------------------------------------------------------------------------------------
Options outstanding at September 29, 2001                1,387,540       $0.31 - $3.72      $1.40
========================================================================================================

BEI Medical Systems Company, Inc. and Subsidiaries
September 29, 2001


     Details of the options outstanding as of September 29, 2001 were as follows:


                                             Weighted Average
                                                 Remaining     Weighted Average                   Weighted Average
                                             Contractual Life   Exercise Price                         Exercise
           Exercise             Options           (Years)          Per Share          Number            Price
            Prices            Outstanding                                          Exercisable        Per Share
     ---------------------------------------------------------------------------------------------------------------
          $0.31                    366,821          3.8              $0.31             366,821          $0.31
          $0.54                     52,403          4.3              $0.54              52,403          $0.54
          $0.70                    107,564          4.6              $0.70             107,564          $0.70
          $0.94                     10,000          8.1              $0.94               2,500          $0.94
          $1.16                    124,000          9.0              $1.16              31,000          $1.16
          $1.25                    111,500          8.3              $1.25              27,875          $1.25
          $1.44                    151,000          8.1              $1.44              75,500          $1.44
          $1.63                    218,252          6.4              $1.63             117,926          $1.63
          $3.35                    125,000          9.8              $3.35                   0            $0
          $3.63                    102,000         10.0              $3.63                   0            $0
          $3.72                     19,000          9.6              $3.72                   0            $0
     ---------------------------------------------------------------------------------------------------------------
          $0.31 - $3.72          1,387,540          6.7              $1.40             781,589          $0.76
     ===============================================================================================================

     The Restricted Plan: In February 1992, the Company's Board of Directors approved the 1992 Restricted Stock Plan (the "Restricted Plan"), ratified by the Company's stockholders in February 1993, authorizing up to 350,000 shares of the Company's common stock to be issued to certain key individuals subject to forfeiture if employment terminated prior to the end of prescribed vesting periods. In March 1997, the stockholders approved an amendment to the Restricted Plan to increase the shares reserved for issuance under the plan from 350,000 to 700,000, imposed a limit on the number of shares which any one participant may receive under the Restricted Plan in any one fiscal year and extended the term of the restricted Plan to January 15, 2007. In March of 1999, the stockholders approved an amendment to the Restricted Plan to increase the shares reserved for issuance under the plan from 700,000 to 900,000.

     As of September 29, 2001, 477,850 shares of the Company's common stock had been issued pursuant to awards of restricted stock granted under the Restricted Plan (including 354,250 shares issued to employees of Technologies prior to the Distribution and excluding any shares that have been returned to the Restricted Plan as a result of termination or forfeiture) and 422,150 shares (plus any shares that might in the future be returned to the Restricted Plan as a result of termination or forfeiture) remained available for future issuance under the Restricted Plan. Of the outstanding shares, 399,876 had vested. All of the restricted shares outstanding are included in the Company's total common stock outstanding. The market value at the date of grant of shares awarded under the plan is recorded as unearned restricted stock.

BEI Medical Systems Company, Inc. and Subsidiaries
September 29, 2001


The market value of shares granted is amortized to compensation expense over the periods of vesting. In fiscal year 2001 no compensation expense was incurred. In fiscal years 2000 and 1999, $20,000 and $56,000, respectively of compensation expense was recognized.

     Pro forma Information: Pro forma information regarding net loss and net loss per common share, basic and diluted is required by SFAS No. 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for fiscal years 2001, 2000 and 1999: weighted-average risk-free interest rate of 5.72%, 6.02% and 6.10%, respectively; no dividends; volatility factors of the expected market price of the Company's common stock of 0.850, 1.087 and 0.611, respectively and a weighted average expected life of the options of 9.8, 9.5 and 9.3 years, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options granted in 2001 is amortized to expense over the options' vesting period. The weighted-average grant date fair value of options granted during fiscal years 2001, 2000 and 1999 was $2.33, $1.13 and $1.45, respectively. The Company's pro forma net loss was $5,866,000, $3,097,000 and $7,171,000 for fiscal years 2001, 2000 and 1999, respectively, and pro forma net loss per common share, basic and diluted, was $0.75, $0.41 and $0.96, respectively.

     The pro forma disclosures presented for fiscal years 2001, 2000 and 1999 may not necessarily be indicative of the pro forma effect of SFAS No. 123 for future periods in which options may be granted.


Note 11
Employee Benefit Plans

     The Company has a defined contribution retirement plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. Non-discretionary employer contributions are based on a fixed percentage of total eligible employee compensation and a formula based matching of the participant's contribution to the plan. Additional contributions are at the discretion of the Board of Directors. The Company's contributions to the plan for fiscal year 2001, 2000 and 1999 were approximately $35,000, $51,000 and $72,000, respectively.

     On January 1, 2000, the Company due to the re-organization following the Asset Sale initiated a "partial plan termination." The number of active participants in the plan was significantly decreased as to deem it necessary to declare a partial plan termination within the meaning of Code section 411(d)
(3). As a result, all employees affected by the re-organization after

BEI Medical Systems Company, Inc. and Subsidiaries
September 29, 2001


the Asset Sale became fully vested. There were 20 participants affected by the partial plan termination who became eligible for 100% vesting. The total additional cost to the Company for the increased vesting was approximately $14,000.


Note 12
Lease and Other Commitments

     Leases: Operating leases consist principally of leases for facilities and equipment, which expire through 2005. In fiscal year 2000 the Company amended its facility lease for the Teterboro, New Jersey to reduce the space utilized by the Company and its long-term lease commitments by approximately 52.5%. Certain of the operating leases contain various options for renewal and/or purchase of the related assets for amounts approximating their fair market value at the date of exercise of the option. The future minimum payments for operating leases consisted of the following at September 29, 2001:


        dollars in thousands
        ----------------------------------------------------------------------
        2002                                                         $241
        2003                                                          157
        2004                                                          113
        2005                                                           14
        ----------------------------------------------------------------------
        Total minimum lease payments                                 $525

        ======================================================================

     Total rental expense attributable to property and equipment amounted to approximately $157,000, $319,000, and $374,000 for fiscal 2001, 2000 and 1999, respectively.

     Minimum Royalty Payments: In 1993, the Company entered into a license agreement for the HTA endometrial ablation technology whereby royalty payments of 10% were payable on net revenues of certain HTA disposable products. On January 26, 2001 the Company amended the existing HTA royalty agreement to reduce future royalty payments on certain of its HTA disposable treatment components in exchange for warrant to purchase shares of the Company's common stock.

     The Company had also entered into a number of other license and royalty agreements that required payments based upon revenues on the sales of certain products ranging from 4% to 10% of revenue. Except for the endometrial ablation license agreement mentioned above all other license and royalty agreements were either assigned to CSAC in connection with the Asset Sale or terminated by the Company by December 8, 1999. Total royalty expense attributable to various license agreements amounted to approximately $17,000, $37,000, and $207,000 for fiscal 2001, 2000 and 1999, respectively.


Note 13
Contingencies and Litigation

     From time to time, the Company may become involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. The Company is not currently involved in any material legal proceedings.

BEI Medical Systems Company, Inc. and Subsidiaries
September 29, 2001


Note 14
Quarterly Results of Operations (Unaudited)

     The tables below present unaudited quarterly financial information for fiscal years 2001 and 2000:


     dollars in thousands except per share amounts
                                                                          Three months ended
     ------------------------------------------------------------------------------------------------------
                                                            Dec. 30,     Mar. 31,   Jun. 30,     Sep. 29,
                                                              2000        2001        2001        2001
     ------------------------------------------------------------------------------------------------------
     Revenue                                                     $31         $40         $84        $321
     Gross profit (loss)                                       ($102)      ($137)       ($99)         $9
     Net loss                                                ($1,053)    ($1,456)    ($1,619)    ($1,472)
     Net loss per common share                                ($0.14)     ($0.19)     ($0.21)     ($0.18)

     ------------------------------------------------------------------------------------------------------
                                                             Jan. 1,     Apr. 1,    Jul. 1,     Sep. 30,
                                                              2000        2000        2000        2000
     ------------------------------------------------------------------------------------------------------
     Revenue                                                  $1,234         $36         $43         $62
     Gross profit (loss)                                        $410       ($188)      ($183)      ($128)
     Net income (loss)                                          $513     ($1,432)    ($1,301)      ($727)
     Net income (loss) per common share                        $0.06      ($0.19)     ($0.17)     ($0.10)

                         Report of Independent Auditors



The Board of Directors and Stockholders
BEI Medical Systems Company, Inc.


     We have audited the accompanying consolidated balance sheets of BEI Medical Systems Company, Inc. as of September 29, 2001 and September 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BEI Medical Systems Company, Inc. at September 29, 2001 and September 30, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 29, 2001 in conformity with accounting principles generally accepted in the United States.




                                                        /s/ ERNST & YOUNG LLP
MetroPark, New Jersey
December 4, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



     None.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information with respect to directors and executive officers is set forth in Part I of this Report. Additional information required by this Item is incorporated herein by reference to the section entitled "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement related to the Company's 2002 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission (the "Definitive Proxy Statement").


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


                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this Form 10-K.
                                                                                                                Form 10-K
                                                                                                              Page Number
(a)(1)       Index to Consolidated Financial Statements.

             The following Consolidated Financial Statements of BEI Medical Systems
                 Company, Inc. are filed as part of this Form 10-K:

             Consolidated Balance Sheets -
                 September 29, 2001 and September 30, 2000                                                          37

             Consolidated Statements of Operations -
                 Years ended September 29, 2001, September 30, 2000
                  and October 2, 1999                                                                               38

             Consolidated Statements of Cash Flows -
                 Years ended September 29, 2001, September 30, 2000
                 and October 2, 1999                                                                                39

             Consolidated Statements of Stockholders' Equity -
                 Years ended September 29, 2001, September 30, 2000
                 and October 2, 1999                                                                                41

             Notes to Consolidated Financial Statements -
                 September 29, 2001                                                                                 43

             Report of Independent Auditors                                                                         57


(a)(2)       Index to Financial Statement Schedule.

             The following Consolidated Financial Statement Schedule of BEI
                 Medical Systems Company, Inc. for each of the years ended
                 September 29, 2001, September 30, 2000 and October 2, 1999 is filed as part of this Form 10-K:

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

      (b) On September 7, 2001, the Registrant filed a Current Report on Form 8-K announcing the private placement of 1,952,273 shares of its common stock and short term warrants to purchase 1,093,261 shares of it common stock.


(a)(3)       Listing of Exhibits
             -------------------

             Exhibit Numbers                 Description                                                 Footnote
             ---------------                 -----------                                                 --------

                      3.1                    Restated Certificate of Incorporation                         (ii)

                      3.2                    Amended Bylaws of the Company as of August 21, 2001
                                                                                                           (xi)

                      3.3                    Certificate of Designation of Series A Junior
                                             Participating Preferred Stock                                 (iii)

                      3.4                    Certificate of Designations, Preferences and Rights of
                                             Series A Convertible Preferred Stock                          (xii)

                      3.5                    Certificate of Amendment of Certificate of Incorporation      (xiii)

                      4.1                    Reference is made to exhibits 3.1, 3.2 and 3.3

                      4.2                    Form of Rights Certificate                                    (iii)


                      4.3                    Summary of Rights to Purchase Preferred Shares                (iii)

                      4.4                    Registration Rights Agreement dated February 14, 2001
                                                                                                           (xiv)

                      4.5                    Registration Rights Agreement dated September 4, 2001
                                                                                                           (xi)

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



                      10.9                   Tax Allocation and Indemnity Agreement between BEI
                                             Electronics, Inc. and BEI Technologies, Inc. dated as of
                                             September 26, 1997                                             (i)

                      10.10                  Assumption of Liabilities and Indemnity Agreement
                                             between BEI Electronics, Inc. and BEI Technologies, Inc.
                                             dated as of September 26, 1997                                 (i)

                      10.11                  Technology Transfer and License Agreement by and between
                                             BEI Electronics, Inc. and BEI Technologies, Inc. dated
                                             as of September 26, 1997                                       (i)

                      10.12                  Trademark Assignment and Consent Agreement by and
                                             between BEI Electronics, Inc. and BEI Technologies, Inc.
                                             dated as of September 26, 1997                                 (i)

                      10.27                  Rights Agreement dated June 30, 1997 between the
                                             Registrant and ChaseMellon Shareholder Services, LLC
                                                                                                           (iii)

                      10.30    *             Severance Agreement between the Registrant and Thomas W.
                                             Fry dated February 12, 1997                                   (vii)

                      10.31                  Amendment to Tax Allocation and Indemnity Agreement
                                             dated December 15, 1998 between the Registrant and
                                             BEI Technologies dated as of September 26, 1997.              (vii)

                      10.32                  Asset Purchase Agreement between the Registrant and
                                             CooperSurgical Acquisition Corp. dated October 1, 1999,
                                             as amended on November 2, 1999.                               (viii)

                      10.33                  Amendment No. 2 to the Asset Purchase Agreement, dated
                                             as of December 7, 1999.                                        (ix)

                      10.34                  Transition Agreement between the Registrant and
                                             CooperSurgical Acquisition Corp. dated December 8, 1999.
                                                                                                            (x)

                      10.35                  Noncompetition Agreement between the Registrant and
                                             CooperSurgical Acquisition Corp. dated December 8, 1999.
                                                                                                            (x)

                      10.36    *             Employment Agreement between the Registrant and Richard
                                             W. Turner dated October 7, 1999.                               (x)


                      10.37                  Loan and Security Agreement between the Registrant and
                                             Transamerica Business Credit Corporation, and
                                             Streamlined Facility Agreement between the same parties,       (x)
                                             each dated May 6, 1999.

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

                      10.40                  Nonqualified Deferred Compensation Plan Trust Agreement
                                             between the Registrant and Merrill Lynch Trust, dated
                                             July 15, 1999.                                                 (x)

                      10.41                  First Amendment to Lease between Registrant and
                                             Hollister '97 L.L. C for 100 Hollister Road, Teterboro,
                                             New Jersey facility dated May 1, 2000.                        (xvi)

                      10.42                  Product Royalty Agreement by and between Registrant and
                                             Milton H. Goldrath, MD, dated December 23, 1993.
                                                                                                            (xv)

                      10.43                  Amendment No. 1 to Product Royalty Agreement by and
                                             between the Registrant and Milton H. Goldrath, MD dated
                                             January 29, 2001.                                              (xv)

                      10.44                  Waiver of Certain Rights of the Series A Preferred Stock
                                             of BEI Medical Systems Company, Inc. dated December 13, 2001.

                      21.1                   Subsidiaries of the Registrant

                      23.1                   Consent of Independent Auditors

                      24.1                   Power of Attorney


           * Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of regulation S-K.

         (i) Incorporated by reference. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K, filed on October 14, 1997.

        (ii) Incorporated by reference. Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-29032).

       (iii) Incorporated by reference. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K, filed on July 11, 1997.

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

        (ix) Incorporated by reference. Previously filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 22, 1999.

         (x) Incorporated by reference. Previously filed as an exhibit to the Registrant's Report on Form 10-K, dated October 2, 1999.

        (xi) Incorporated by reference. Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 (file No. 333-71718).

       (xii) Incorporated by reference. Previously filed as an exhibit to the Registrant's Report on Form 8-K, filed on February 20, 2001.

      (xiii) Incorporated by reference. Previously filed as an exhibit to the Registrant's amended Report on Form 10-Q, dated June 30, 2001.

       (xiv) Incorporated by reference. Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 (file No. 333-57172).

        (xv) Incorporated by reference. Previously filed as an exhibit to the Registrant's Report on Form 10-Q, dated March 30, 2001.

       (xvi) Incorporated by reference. Previously filed as an exhibit to the Registrant's Report on Form 10-K, dated September 30, 2000.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       BEI MEDICAL SYSTEMS COMPANY, INC.
                                   By:    /s/ Thomas W. Fry
                                          --------------------------------------

                                   Thomas W. Fry
                                   Vice President of Finance and Administration, Secretary & Treasurer



                                   December 28, 2001

                                INDEX TO EXHIBITS


Exhibit
Number

   10.44 Waiver of Certain Rights of the Series A Preferred Stock of BEI Medical Systems Company, Inc. dated December 13, 2001

   21.1     Subsidiaries of the Registrant

   23.1 Consent of Independent Auditors (Reference is made to page 69 of the 10-K)

   24.1     Power of Attorney (Reference is made to page 73 of the 10-K)