Form 10-Q
period 2001-12-29
BEI MEDICAL SYSTEMS CO INC /DE/
filed 2002-02-12
CIK 851478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 29, 2001 or

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from        to        .
                                                             ------    ------



                         Commission file number 0-17885

                        BEI MEDICAL SYSTEMS COMPANY, INC.
             (Exact name of Registrant as specified in its charter)



              Delaware                                    71-0455756
---------------------------------------     ------------------------------------
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

     Common Stock: $.001 Par Value, 9,849,938 shares as of February 1, 2002


                                     -------


                                      INDEX



     PART 1.             FINANCIAL INFORMATION   (Unaudited)                                                Page
                         ---------------------                                                              ----

     Item 1.           Financial Statements

                              Condensed Consolidated Balance Sheets -- December 29, 2001
                                (unaudited) and September 29, 2001                                           3

                              Condensed Consolidated Statements of Operations -- Three Months
                                Ended December 29, 2001 (unaudited) and December 30, 2000
                                (unaudited)                                                                  5

                              Condensed Consolidated Statements of Cash Flows -- Three Months
                                Ended December 29, 2001 (unaudited) and December 30, 2000
                                (unaudited)                                                                  6

                              Notes to Condensed Consolidated Financial Statements --
                                December 29, 2001                                                            7

     Item 2.           Management's Discussion and Analysis of Financial Condition and Results of            8
                         Operations

     PART II.            OTHER INFORMATION
                         -----------------

     Item 5.           Other Information                                                                     12

     Item 6.           Exhibits and Reports on Form 8-K                                                      23

                           (a)        Exhibits

                           (b)        Reports on Form 8-K

                    SIGNATURES                                                                               24



                                     -------


                              FINANCIAL INFORMATION


Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
BEI Medical Systems Company, Inc. and Subsidiaries

(dollars in thousands)                                                   December 29,             September 29,
                                                                             2001                     2001
                                                                          (Unaudited)           (See note below)
----------------------------------------------------------------------------------------------------------------
 ASSETS
 Current assets
   Cash and cash equivalents                                                $   7,703                $   9,846
   Restricted cash                                                                159                      159
   Marketable securities                                                          474                      452
   Trade receivables, net                                                         314                      284
   Inventories                                                                    829                      720
   Income taxes                                                                    --                      284
   Other current assets                                                           268                      158
----------------------------------------------------------------------------------------------------------------
 Total current assets                                                           9,747                   11,903
   Plant and equipment, net                                                       546                      446
   Patents, net                                                                   160                      164
   Other assets                                                                    68                       68
----------------------------------------------------------------------------------------------------------------
 Total assets                                                               $  10,521                $  12,581
================================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Trade accounts payable                                                   $     902                $     626
   Accrued expenses and other liabilities                                       1,288                    1,313
   Current portion of lease obligation                                             27                       26
----------------------------------------------------------------------------------------------------------------
 Total current liabilities                                                      2,217                    1,965
   Long term lease obligation, less current portion                               116                      123
   Stockholders' equity                                                         8,188                   10,493
----------------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                                 $  10,521                $  12,581
================================================================================================================
See notes to condensed consolidated financial statements.


                                    -------

Note: The balance sheet at September 29, 2001 has been derived from the audited consolidated balance sheet at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.















                                    -------


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

                                                                                     Three Months Ended
                                                                       -------------------------------------------
(amounts in thousands except per share amounts)                          December 29,             December 30,
                                                                            2001                       2000
------------------------------------------------------------------------------------------------------------------
   Revenues                                                                     $521                     $31
   Cost of revenues                                                              448                     133
------------------------------------------------------------------------------------------------------------------
       Gross profit (loss)                                                        73                    (102)

   Selling, general and administrative expenses                                2,146                     713
   Research, development and related expenses                                    290                     294
------------------------------------------------------------------------------------------------------------------
                                                                               2,436                   1,007
------------------------------------------------------------------------------------------------------------------
       Loss from operations                                                   (2,363)                 (1,109)

   Interest income                                                                48                      57
   Interest expense                                                               (4)                     (1)
------------------------------------------------------------------------------------------------------------------
       Loss before income taxes                                               (2,319)                 (1,053)

   Income taxes                                                                   --                      --

------------------------------------------------------------------------------------------------------------------
       Net loss                                                              ($2,319)                ($1,053)
==================================================================================================================


Loss per Common Share
       Net loss per common share                                              ($0.24)                 ($0.14)
==================================================================================================================

   Weighted average shares outstanding                                         9,742                   7,636
==================================================================================================================
See notes to condensed consolidated financial statements.



                                    -------
                                       5


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
BEI Medical Systems Company, Inc. and Subsidiaries
 (Unaudited)

                                                                                      Three Months Ended
                                                                         -----------------------------------------
(dollars in thousands)                                                    December 29,             December 30,
                                                                              2001                     2000
------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                          ($1,980)                  ($683)

Cash flows from investing activities:
  Capital expenditures                                                            (144)                     (7)
  Purchase of marketable securities                                                (14)                    (39)
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (158)                    (46)

Cash flows from financing activities:
  Proceeds from stock option exercises                                               2                      --
  Repayment of long-term lease obligation                                           (7)                     --
------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                               (5)                     --

------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                       (2,143)                   (729)

Cash and cash equivalents at beginning of period                                 9,846                   4,228
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $7,703                  $3,499
==================================================================================================================
See notes to condensed consolidated financial statements.


                                    -------
                                       6

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

December 29, 2001


Note 1
Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending September 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended September 29, 2001.

Note 2
Inventories
                                        December 29,         September 29,
      (dollars in thousands)                2001                  2001
------------------------------------------------------------------------------
     Finished products                        $688                  $602
     Work in process                           141                   118
------------------------------------------------------------------------------
     Inventories                              $829                  $720
==============================================================================

Note 3
Loss Per Share

     As a result of the net loss for all periods presented, weighted average shares used in the calculation of basic and diluted loss per share are the same. Weighted average shares exclude unvested restricted stock, which amounted to approximately 73,000 and 31,000 shares for the periods ended December 29, 2001, and December 30, 2000, respectively. Common stock equivalents are excluded from the loss per share for all periods presented because the effect would be anti-dilutive.

                                    -------
                                       7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements may be deemed to include information that is not historical, including without limitation, statements based on our current expectations, assumptions, estimates and projections about our company and our industry, including statements with respect to the timely development, acceptance, commercialization and pricing of our Hydro ThermAblater(R) or HTA(R), the impact of competitive products and pricing, our ability to satisfy the conditions of the Food and Drug Administration "FDA" approval and on-going regulatory requirements, the adequacy of anticipated sources of cash to fund our future capital requirements, our ability to raise additional capital on terms favorable to us, or at all, the availability or realization of strategic alternatives, general economic conditions as they affect our customers and the timing and scale of anticipate cost reduction programs. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and we assume no obligation to update these statements. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties discussed below under the caption "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the period ended September 29, 2001. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 29, 2001.

     On April 20, 2001, the FDA issued its approval to market in the United States the HTA endometrial ablation system to ablate the endometrial lining of the uterus in pre-menopausal women with menorrhagia (dysfunctional uterine bleeding) due to benign causes for whom child bearing is complete. The approval is subject to standard FDA conditions, including labeling and advertising requirements, expiration dating of the procedure sets, use by physicians having received training in diagnostic hysteroscopy, and three-year follow-up of pivotal trial study patients.


Three Months Ended December 29, 2001 and December 30, 2000

     Revenues for the three months ended December 29, 2001, were $521,000, an increase of $490,000 from the comparable three-month period of fiscal 2001. The higher revenue reflects the impact of the FDA approval to market the HTA in the United States in April 2001. Prior to the FDA approval, the Company had no HTA related domestic revenue. Domestic revenue from the HTA was $489,000 in the first quarter of fiscal 2002 due primarily to shipments of the HTA single-use procedure sets. International revenue for the HTA was $32,000 in the first quarter of fiscal 2002 compared to $30,000 in 2001.


                                    -------

     The gross profit was $73,000 for the first quarter of fiscal 2002 compared to the negative gross profit of $102,000 in the first quarter of fiscal 2001. Overhead expenses for the first quarter of fiscal 2002 were approximately $148,000, compared to $100,000 in the same period of fiscal 2001, reflecting higher spending for personnel, materials and outside services as a result of the increased volume of activity. However, the higher revenue resulted in a favorable absorption of fixed overhead expenditures and the improved gross profit. The Company received FDA approval in the first quarter of fiscal 2002 for a Premarket Approval Application (PMA) supplement permitting modifications to the assembly of the sheath used in the HTA procedure set. This approval allows BEI to incorporate more cost-effective manufacturing practices in the manufacture of the HTA procedure set. The Company anticipates that the adaptations to the sheath assembly will be implemented during the second half of fiscal year 2002, once sterilization validation and the transition to manufacturing of the modified design are completed.

     Selling, general and administrative expenses increased to $2,146,000 for the three months ended December 29, 2001, from $713,000 for the three months ended December 30, 2000. The increase in expenses reflects higher sales and marketing investment spending of $1,288,000 in fiscal 2002. The Company increased selling and marketing activities following the April 2001 FDA approval to market the HTA in the United States. Areas of increased investment spending include: the addition of a vice president of sales, field zone sales management, and other administrative, reimbursement and customer service support personnel, plus related recruitment, travel and training expenses; commission expenses resulting from the higher domestic revenue; outside marketing and promotional services for the development of product and promotional materials; and expenses related to the Company's participation in physician trade shows, the support of clinical education, the sponsorship of physician training workshops and the training of field sales representatives. Administrative expenses increased $145,000 or 28.7%, due primarily to higher personnel costs, plus increased spending on insurance, audit, legal and other professional services.

     Research, development and related expenses were $290,000 in the first quarter of fiscal 2002, a decline of $4,000 or 1.4% from the comparable period of fiscal 2001. A lower rate of spending is currently necessary to support the clinical trial on a post-approval basis than the levels that were required prior to approval during the prior year. Mandatory post-approval surveys of patients treated during the Phase III FDA clinical trial at twenty-four and thirty-six months following treatment require continued spending through the end of 2002, at lower levels than those required during the approval phase. However, offsetting the lower rate of spending related to the clinical trial is increased spending for engineering services related to the Company's cost reduction program for the HTA single-use procedure set.

     Interest income declined to $48,000 in the three month period ended December 29, 2001 compared to $57,000 in the three month period ended December 30, 2000, principally as a result of lower average interest rates earned on cash balances on hand during the quarter.


                                    -------

     Interest expense increased to $4,000 in the first quarter of fiscal 2002 compared to $1,000 for the comparable quarter of fiscal 2001 reflecting cost related to the Company's long-term lease obligation.

     The Company recognized no income tax benefit for the three-month periods ended December 29, 2001 and December 30, 2000. The cumulative net operating loss carryforwards as of December 29, 2001 were approximately $12.7 million. The Company projects losses to continue through fiscal year 2002. These losses remain available to the Company on a carryforward basis to offset any future earnings, but they have been fully offset by a valuation allowance in the financial statements, as their future realization is uncertain. There is no remaining loss carryback available to the Company.


Liquidity and Capital Resources

     BEI has incurred significant operating losses and the Company expects losses to continue for at least the next one to two years. The Company is dependent on a single platform of technology, the HTA, to achieve commercial success and generate sufficient future revenues and profits to fulfill capital needs. In addition, the Company expects that it will continue to expend substantial resources in expansion of marketing and sales activities and research and development. BEI's future revenues will depend upon, among other factors, its ability to cost effectively commercialize the HTA. The Company's capital requirements to complete the commercialization of the HTA depend on numerous factors, including the resources required to successfully commercialize the HTA in the United States and the extent to which the HTA gains market acceptance and sales.

     The Company believes that existing cash balances plus anticipated future revenues will provide adequate funding to meet the Company's minimum capital requirements for the next twelve to twenty-four months. However, in the event that the growth or timing of anticipated future revenues does not meet our expectations or that the resources required to successfully commercialize the HTA in the United States exceed our expectations, we may need to raise additional funds through public or private financing or other means. In addition to the effect of general market conditions on our ability to obtain additional capital, such factors as the performance of the HTA, competing technologies and the extent to which physicians accept the HTA may become factors that affect our ability to obtain additional capital. We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds when we need them, we may be required to scale back our operations, research, marketing or sales efforts or obtain funds through arrangements with collaborative partners or others that may require us to license or relinquish rights to technologies or products. If we raise additional funds by issuing equity securities, further dilution to our stockholders may result, and new investors could have rights superior to existing stockholders.

     There can be no assurance that the Company will successfully commercialize the HTA or that the Company will achieve significant revenue from either international or domestic sales of the HTA. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. In the event the Company is unable to achieve profitability or secure

                                    -------
additional sources of capital, its ability to continue as a going concern may be severely impaired. The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments relating to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     During the first three months of fiscal 2002 cash used in operating activities was $1,980,000 reflecting the net loss of $2,319,000 which was partially offset by the receipt of $284,000 from the sale of a portion of the Company's New Jersey net operating loss carryforwards, as well as increases in accounts payable and accrued liabilities of $251,000 and adjustments to reconcile the net loss to net cash used in operations of $71,000. Increases in working capital for accounts receivable, inventory and other current assets of $49,000, $109,000 and $110,000, respectively, partially offset the above.

     Cash used in investing activities during the first three months of fiscal 2002 was $158,000 primarily reflecting the purchase of manufacturing molds, field placement equipment and office equipment plus increases in marketable securities related to the Company's deferred compensation plan.

     Net cash used in financing activities of $5,000 principally reflects payment of long-term lease obligations.

     As of December 29, 2001, in anticipation of future revenue growth, the Company has placed non-cancelable purchase orders for HTA control units, HTA procedure sets and related inventory totaling nearly $1,100,000 with projected delivery dates scheduled over the next six months. In addition, to support the Company's cost reduction program and the Company's domestic marketing launch of the HTA, the Company has made non-cancelable commitments for the purchase of sales and marketing materials and services, manufacturing molds and engineering support totaling over $400,000. The Company had no other material capital or other commitments as of December 29, 2001. As discussed above, the Company's capital requirements to complete the commercialization of the HTA depend on numerous factors including the resources required to successfully commercialize the HTA in the United States and the extent to which the HTA gains market acceptance and sales.

Effects of Inflation

     Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.

                                    -------

                                    PART II.
                                OTHER INFORMATION


Item 5.  Other Information
                                  RISK FACTORS


     The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or those we currently deem immaterial may impair our business operations. If any of the following risks actually occur, our business could be harmed.

We have a history of operating losses and anticipate future losses and we may never be profitable.

     Historically, we have incurred significant losses in our medical device business and we expect to incur increasing and significant losses in the future for at least the next one to two years as we expend substantial resources:

     o    for expansion of marketing and sales activities;

     o    for research and development;

     o    start-up manufacturing costs; and

     o    in support of regulatory and reimbursement approvals.

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

     Our ability to successfully commercialize the HTA will depend upon, among other factors, acceptance by the medical community of the HTA. We believe that physicians will not use the HTA unless they determine, based on clinical data and other factors, that the HTA:

                                    -------

     o is an attractive safe treatment alternative for dysfunctional uterine bleeding;

     o    offers clinical utility in a cost-effective manner; and

     o    does not require extensive physician training prior to use.

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

     Our products are medical devices subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, under the Federal Food, Drug, and Cosmetic Act. Each medical device that we wish to commercially distribute in the U.S. will likely require FDA to grant either 510(k) clearance or premarket application approval, or PMA approval, prior to marketing. The FDA's 510(k) clearance pathway usually takes from 4 to 12 months, but it can last longer. The PMA approval pathway is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. In April 2001, we received PMA approval of the HTA for treatment of menorrhagia or dysfunctional uterine bleeding; in July 31, 2001, we received approval from the FDA to market a lighter weight, smaller, and more portable version of the HTA Control Unit and on December 7, 2001, we received approval from the FDA for a PMA supplement permitting modifications to the assembly of the sheath used in the HTA procedure set. A new PMA or PMA supplement will be required in the event of a modification to the HTA, its labeling or its manufacturing process that affects safety or effectiveness. We cannot guarantee that such approvals will be granted in a timely fashion or at all.

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

     We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. Noncompliance can result in enforcement action which may include warning letters, recalling products, ceasing product marketing, paying significant fines and penalties,


                                    -------
and similar FDA actions which could limit product sales, delay or halt product shipment, delay new product clearance or approvals, and adversely affect our profitability. Unanticipated changes in existing regulatory requirements or adoption of new requirements could hurt our business, financial condition, and results of operations.

We have limited capital resources to fund our operations and we may be unable to complete the commercialization of the HTA.

     Our capital requirements to complete the commercialization of the HTA depend on numerous factors including:

     o the resources required to manufacture and successfully commercialize the HTA in the United States; and

     o    the extent to which the HTA gains market acceptance and sales.

     We believe that our existing cash balances plus anticipated future revenues will provide adequate funding to meet our minimum capital requirements for at least the next twelve to twenty-four months. However, in the event that the growth or timing of anticipated future revenues does not meet our expectations or that the resources required to commercialize the HTA in the United States exceed our expectations, we may need to raise additional funds through public or private financing or other means. In addition to the effect of general market conditions on our ability to obtain additional capital, such factors as the performance of the HTA, competing technologies and the extent to which physicians accept the HTA may become factors that affect our ability to obtain additional capital. We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds when we need them, we may be required to scale back our operations, research, marketing or sales efforts or obtain funds through arrangements with collaborative partners or others that may require us to license or relinquish rights to technologies or products. If we raise additional funds by issuing equity securities, further dilution to our stockholders may result, and new investors could have rights superior to existing stockholders.

Our revenues are dependent upon a single platform of technology, the HTA. If we are unable to commercialize the HTA profitably, we may not have any other source of revenue and our business will fail.

     We are dependent on a single platform of technology, the HTA, to achieve commercial success and generate sufficient future revenues and profits to fulfill capital needs. We cannot guarantee you that the HTA will achieve commercial acceptance. We do not have an alternative source of revenue or profits to meet capital needs in the event the HTA does not achieve commercial acceptance. If we are unable to commercialize the HTA profitably, and we do not have any other sources of revenue, our business will fail.

We have no manufacturing experience and rely on contract manufacturers. If we are unable to successfully manufacture our HTA in commercial quantities, we may not be able to generate revenue and become profitable.

     We have no experience in managing the manufacture and assembly of the HTA in commercial quantities and we rely on third party contract manufacturers to manufacture the HTA and its disposable components. In order to commercialize

                                    -------
the HTA successfully, we must manufacture or assemble the HTA through third parties in accordance with FDA requirements in commercial quantities, at high quality levels and at commercially reasonable costs. In addition, the third party manufacturers are responsible for registering and maintaining their own facility regulatory and compliance approvals. Any regulatory or compliance actions against a third party vendor by either the FDA or any other regulatory body could affect the third party vendor's ability to supply us, which in turn could harm our business. The HTA has not yet been manufactured in commercial quantities at commercially reasonable costs, and we cannot guarantee you that it will be. As a result, we cannot be certain that we will not encounter difficulties in scaling up manufacturing, including problems involving:

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

     We have no direct international or domestic field sales force, and have only a limited number of relationships with international distributors and domestic manufacturing sales representatives to market the HTA. We have been limited to marketing of the HTA internationally with a group of specialty

                                    -------
distributors in selected international markets and we have recently entered into marketing and sales representative agreements with a number of marketing specialty organizations to promote the HTA in the United States. We cannot guarantee you that these relationships or agreements will result in sales of the HTA or that we will be successful in establishing additional partnership relationships on commercially reasonable terms, if at all. Achieving market acceptance for the HTA may require us to establish additional marketing and direct sales capability sufficient to support sales in commercial quantities. Establishing such capability will require significant financial and human resources. We cannot be certain that we will be able to recruit and retain additional qualified marketing or sales personnel or that our future sales efforts will be successful. If we fail to establish and maintain an effective distribution channel for the HTA or to establish and retain qualified and effective sales personnel to support commercial sales of the HTA, our business, financial condition and results of operations will suffer.

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

     Any litigation or USPTO proceedings involving us will result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination in litigation or USPTO proceedings to which we may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. Although some patent and intellectual property disputes in the medical device area have been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include substantial ongoing royalties. Furthermore, we cannot be certain

                                    -------
that necessary licenses would be available to us on satisfactory terms, if at all. If we are subjected to an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses, we could be prevented from manufacturing and selling the HTA, which would harm our business, financial condition and results of operations.

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

     We expect that there will be continued pressure on cost-containment throughout the United States healthcare system. Reforms may include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups and fundamental changes to the healthcare delivery system. We anticipate that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues

                                    -------
will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on us.

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

     Competition in the treatment of dysfunctional uterine bleeding is intense and is accentuated by the rapid pace of technological development. Research and development of products or treatments by others may result in breakthroughs, which render the HTA obsolete even before we generate revenue. There are other products that have received regulatory approvals that will compete with the HTA and many of our competitors have significantly greater resources than we do. The principal competitive products for our HTA that have received regulatory approvals include:

     o ThermaChoice balloon, a product of Gynecare, a subsidiary of Ethicon, Inc./Johnson & Johnson, a device for endometrial ablation, was cleared to be marketed in the United States by the FDA in December 1997;

     o Her Option, a product of CryoGen, which is a cryogenic probe that creates an iceball within the uterus, was approved by the FDA in April 2001; and

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

                                    -------

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

     Our international sales are dependent upon the marketing efforts of, and sales by, international distributors. We may also rely on these distributors to assist us in obtaining reimbursement approvals from both government and private insurers in certain international markets. In general, we have chosen to operate through small distribution firms because of the belief that these firms will devote greater attention to the HTA. However, the use of small distributors increases the risks associated with financial instability of distributors, which includes the risk that distributors will cease operations or will be unable to satisfy financial obligations to us. If a distributor were to fail to invest adequate capital promoting the HTA or were to cease operation, we would likely be unable to achieve significant revenues in the territory. In addition, because we have limited resources directed at supporting international sales, we have only limited sell-through with many of our distributors. We also do not currently have distributors in a number of significant international markets that we have targeted and will need to establish additional international distribution relationships. We cannot be

                                    -------
certain that we will engage qualified distributors on commercially reasonable terms in a timely manner. If we fail to engage distributors or if the distributors fail to achieve significant revenues from sales of the HTA, our business, financial condition and results of operations would be harmed. In addition, our international revenues and operations may be limited or disrupted by:

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

     o    the extent to which the HTA gains market acceptance; and

     o timing of regulatory approval of competitive products and the rate of market penetration of competing products.

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

                                    -------

We are subject to significant amount of control by our existing stockholders and management and thus investors will have less influence on our stockholder decisions.

     Our directors, officers and their affiliates beneficially own approximately 28.5% of the outstanding common stock (assuming exercise of vested stock options) as of February 1, 2002. As a result of such common stock ownership, our directors, officers and their affiliates, if they voted together, would be able to exercise significant influence over the election of members of our Board of Directors and other corporate actions requiring stockholder approval.

We have adopted several antitakeover measures that may deter, delay or prevent change of control or other transactions that could be beneficial to our stockholders.

     We have taken a number of actions that could have the effect of discouraging a takeover attempt that might be beneficial to our stockholders who wish to receive a premium for their shares from a potential bidder. For example, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, or the Delaware Law, and our Certificate of Incorporation contains a fair price provision, the combined effect of which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 and the fair price provision could have the effect of delaying or discouraging a change of control of BEI. We have also adopted a Stockholder Rights Plan that would cause substantial dilution to a person who attempts to acquire us on terms not approved by our Board of Directors. In addition, our Board of Directors has the authority to issue up to approximately 3,700,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. Any such preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock. The Board of Directors has no present intention of issuing any additional shares of preferred stock (1,114,485 shares of Series A convertible preferred stock were outstanding as of February 1,
2002), but reserves the right to do so in the future. Further, our Certificate of Incorporation provides for staggered terms for the members of the Board of Directors. The staggered Board of Directors and certain other provisions of our Certificate of Incorporation and Bylaws may have the effect of delaying or discouraging changes in control or management of BEI, which could adversely affect the market price of our common stock.

Our stockholders will suffer dilution upon the conversion of our outstanding preferred stock.

     The 1,114,485 shares of Series A convertible preferred stock issued on February 14, 2001 are convertible at any time into an aggregate of 2,228,970 shares of our common stock at an initial conversion price of $1.88 per share. The initial conversion price will be adjusted for stock splits, combinations, certain dividends and distributions and other similar events and could also be

                                    -------
adjusted on a weighted average basis in the event we issue additional securities at a per share price below $1.88. Accordingly, if all of the shares of Series A convertible preferred stock were converted into common stock, there would be dilution of at least 2,228,970 shares of common stock, or approximately 18.5% of the 9,849,938 million shares of common stock outstanding on February 1, 2002.







                                    -------
                                       22

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Index to Exhibits

               None

          (b)  Reports on Form 8-K

               (i) The Company filed no reports on Form 8-K during the quarter ended December 29, 2001.












                                    -------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2002.







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







                                    -------
                                       24