Form 10-Q
period 2002-03-30
BEI MEDICAL SYSTEMS CO INC /DE/
filed 2002-05-14
CIK 851478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2002 or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from         to         .
                                                         -------    -------

                         Commission file number 0-17885

                        BEI MEDICAL SYSTEMS COMPANY, INC.
             (Exact name of Registrant as specified in its charter)

             Delaware                                   71-0455756
---------------------------------        ---------------------------------------
    (State of incorporation)                (I.R.S. Employer Identification No.)

                               100 Hollister Road
                           Teterboro, New Jersey 07608
                           ---------------------------
                    (Address of principal executive offices)

                                 (201) 727-4900
                                 ---------------
                         (Registrant's telephone number)

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

              Common Stock:  $.001 Par Value, 9,857,691 shares as of May 2, 2002


                                      ----
                                       1

                                      INDEX

PART 1.     FINANCIAL INFORMATION   (Unaudited)                            PAGE
                                                                           ----

Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets -- March 30,
              2002 (unaudited) and September 29, 2001                        3

            Condensed Consolidated Statements of Operations --
              Three Months Ended March 30, 2002 (unaudited) and
              March 31, 2001 (unaudited) and Six Months Ended
              March 30, 2002 (unaudited) and March 31, 2001                  4
             (unaudited)

            Condensed Consolidated Statements of Cash Flows -- Six
              Months Ended March 30, 2002 (unaudited) and March
              31, 2001 (unaudited)                                           5

            Notes to Condensed Consolidated Financial Statements --
              March 30, 2002                                                 6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         7

PART II.    OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders                 13

Item 5.   Other Information                                                 13

            Subsequent Events                                               13

            Risk factor                                                     13

Item 6.   Exhibits and Reports on Form 8-K                                  23

             (a)   Exhibits

             (b)   Reports on Form 8-K

       SIGNATURES                                                           24


                                      ----
                                       2

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
BEI Medical Systems Company, Inc. and Subsidiaries

(dollars in thousands)                                              March 30,        September 29,
                                                                      2002               2001
                                                                   (Unaudited)     (See note below)
---------------------------------------------------------------------------------------------------
 ASSETS
 Current assets
   Cash and cash equivalents                                         $   5,298          $   9,846
   Restricted cash                                                         159                159
   Marketable securities                                                   473                452
   Trade receivables, net                                                  441                284
   Inventories                                                             906                720
   Income taxes                                                             --                284
   Other current assets                                                    339                158
---------------------------------------------------------------------------------------------------
 Total current assets                                                    7,616             11,903
   Plant and equipment, net                                                603                446
   Patents, net                                                            156                164
   Other assets                                                             68                 68
---------------------------------------------------------------------------------------------------
 Total assets                                                        $   8,443          $  12,581
===================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Trade accounts payable                                            $   1,106          $     626
   Accrued expenses and other liabilities                                1,352              1,313
   Current portion of lease obligation                                      27                 26
---------------------------------------------------------------------------------------------------
 Total current liabilities                                               2,485              1,965
   Long term lease obligation, less current portion                        109                123
   Stockholders' equity                                                  5,849             10,493
---------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                          $   8,443          $  12,581
===================================================================================================

See notes to condensed consolidated financial statements.

Note: The balance sheet at September 29, 2001 has been derived from the audited consolidated balance sheet at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


                                      ----
                                       3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

                                                             Quarter Ended                   Six Months Ended
 (amounts in thousands except per share amounts)       March 30,        March 31,        March 30,       March 31,
                                                        2002              2001              2002            2001
 -------------------------------------------------------------------------------------------------------------------
    Revenues                                             $731             $40            $1,252             $71
    Cost of revenues                                      584             177             1,032             310
 -------------------------------------------------------------------------------------------------------------------
        Gross profit (loss)                               147            (137)              220            (239)

    Selling, general and administrative
      expenses                                          2,219             853             4,365           1,566
    Research, development and related
      expenses                                            312             528               602             822
 -------------------------------------------------------------------------------------------------------------------
                                                        2,531           1,381             4,967           2,388
 -------------------------------------------------------------------------------------------------------------------
        Loss from operations                           (2,384)         (1,518)           (4,747)         (2,627)

    Interest income                                        25              62                73             119
    Interest expense                                       (4)             --                (8)             (1)
 -------------------------------------------------------------------------------------------------------------------
        Loss before income taxes                       (2,363)         (1,456)           (4,682)         (2,509)

    Income taxes                                           --              --                --              --
 -------------------------------------------------------------------------------------------------------------------
        Net loss                                      ($2,363)        ($1,456)          ($4,682)        ($2,509)
 ===================================================================================================================

Loss per Common Share
        Net loss per common share                      ($0.24)         ($0.19)           ($0.48)         ($0.33)
 ===================================================================================================================

    Weighted average shares outstanding                 9,766           7,660             9,756           7,648
 ===================================================================================================================

See notes to condensed consolidated financial statements.


                                      ----
                                       4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
BEI Medical Systems Company, Inc. and Subsidiaries
 (Unaudited)


                                                                                   Six Months Ended
                                                                        -------------------------------------
(dollars in thousands)                                                    March 30, 2002       March 31, 2001
-------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                        ($4,281)             ($2,055)

Cash flows from investing activities:
  Capital expenditures                                                          (260)                 (10)
  Purchase of marketable securities                                              (15)                 (97)
  Reduction in long-term security deposit                                                              23
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (275)                 (84)

Cash flows from financing activities:
  Proceeds from stock option and warrant exercises                                21                   --
  Repayment of lease obligation                                                  (13)                  --
  Net proceeds from issuance of Series A Convertible Preferred Stock              --                3,701
-------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          8                3,701

-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          (4,548)               1,562

Cash and cash equivalents at beginning of period                               9,846                4,228
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $5,298               $5,790
=============================================================================================================

See notes to condensed consolidated financial statements.


                                      ----
                                       5

BEI Medical Systems Company, Inc. and Subsidiaries
(Unaudited)

March 30, 2002

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

Note 2
Inventories
      (dollars in thousands)              March 30, 2002      September 29, 2001
--------------------------------------------------------------------------------
     Finished products                          $781                 $602
     Work in process                             125                  118
--------------------------------------------------------------------------------
     Inventories                                $906                 $720
================================================================================

Note 3
Loss Per Share

     As a result of the net loss for all periods presented, weighted average shares used in the calculation of basic and diluted loss per share are the same. Weighted average shares exclude unvested restricted stock, which amounted to approximately 77,250 and 31,000 shares for the periods ended March 30, 2002, and March 31, 2001, respectively. Common stock equivalents are excluded from the loss per share for all periods presented because the effect would be anti-dilutive.

Note 4
Subsequent events

On May 14, 2002, Boston Scientific Corporation and BEI Medical Systems Company, Inc. announced the signing of a definitive agreement for Boston Scientific to acquire BEI in an all-cash transaction for a purchase price of approximately $95 million, or $6.84 per common share equivalent. The transaction, which will be accomplished by a cash tender offer and follow-on merger, is expected to close in the second quarter of calendar year 2002. The tender offer for all common and preferred shares of BEI is expected to commence later this month and is conditioned upon the tender of a majority of the outstanding shares of BEI and other customary conditions. Management and certain other stockholders of BEI have agreed to support the acquisition by tendering their shares into the tender offer, voting their shares in favor of the transaction at any shareholder meeting or selling their securities to Boston Scientific. The BEI board has unanimously voted to recommend the tender offer to its shareholders.


                                      ----
                                       6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements may be deemed to include information that is not historical, including without limitation, statements based on our current expectations, assumptions, estimates and projections about our company and our industry, including statements with respect to the timely development, acceptance, commercialization and pricing of our Hydro ThermAblater(R) or HTA(R), the impact of competitive products and pricing, our ability to satisfy the conditions of the Food and Drug Administration "FDA" approval and on-going regulatory requirements, the adequacy of anticipated sources of cash to fund our future capital requirements, our ability to raise additional capital on terms favorable to the Company, or at all, the availability or realization of strategic alternatives, general economic conditions as they affect our customers and the timing and scale of anticipated product cost reduction programs. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and we assume no obligation to update these statements. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties discussed below under the caption "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the period ended September 29, 2001. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 29, 2001.

Critical Accounting Policies

     Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

     Revenue Recognition: We recognize revenue on our proprietary Hydro ThermAblator(R) or HTA(R) control units and the disposable procedure sets as products are shipped, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable.

     Accounts Receivable: We are required to estimate the collectibility of our trade receivables, which requires a considerable amount of judgment in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. Significant changes in required reserves may occur in the future as the Company continues to expand its customer base.

     Inventory: We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current inventory levels. It is possible that changes in required inventory reserves may occur in the future due to changes in market conditions and the extent to which the HTA gains market acceptance.

     Deferred Taxes: We account for deferred income taxes based upon differences between


                                      ----
                                       7
the financial reporting and income tax bases of our assets and liabilities. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which, more likely than not, the future tax benefits will be recognized.

     We have recognized no income tax benefit for the three or six month periods ended March 30, 2002 and March 31, 2001. The cumulative net operating loss carryforwards as of March 30, 2002 were approximately $14.9 million. We project losses to continue through fiscal year 2002. These losses remain available to us on a carryforward basis to offset any future earnings, but have been fully offset by a valuation allowance in the financial statements, as their future realization is uncertain.

     Overview: BEI Medical Systems Company, Inc. is a medical device technology company focused on commercializing its proprietary Hydro ThermAblator(R) (HTA(R)) for women's health. This therapeutic system is designed to ablate the endometrial lining of the uterus in pre-menopausal women with menorrhagia (excessive uterine bleeding) due to benign causes for whom child bearing is complete. The HTA was approved by the Food and Drug Administration (FDA) to be marketed in the United States in April 2001. The approval is subject to standard FDA conditions, including labeling and advertising requirements, expiration dating of the procedure sets, use by physicians having received training in diagnostic hysteroscopy, and three-year follow-up of pivotal trial study patients.

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

     Menorrhagia, often occurs in the absence of uterine fibroids or tumors, and hormonal treatment is often unsatisfactory. The condition is responsible for approximately 150,000 of the 600,000 hysterectomies performed annually in the United States, but many women who do not seek hysterectomy for relief may suffer in silence until the occurrence of menopause.

     In the Company's Phase III clinical trial, treatment using the HTA completely eliminated uterine bleeding in 40% of the patients whose condition was reviewed 12 months following treatment, while an additional 42% exhibited a decrease in uterine bleeding to normal levels or less, as defined by the FDA. In addition, HTA treatment resulted in an overall average reduction in uterine bleeding of 84.8%. As announced in November 2001, for those women who were available for follow-up and whose condition was reviewed 24 months following treatment, 47.0% had complete cessation of uterine bleeding and an additional 45.1% had a reduction in uterine bleeding to normal levels or less, as defined by the FDA. In addition, at 24 months following treatment, 94.0% of patients were satisfied with the results of their HTA treatment and 92.5% of patients reported alleviation of menstrual discomfort.

     BEI's sales and marketing strategy is primarily focused on the use of existing distribution channels that are well established in the medical device industry within the United States. Using these distribution channels, BEI has been and will be able to gain access to experienced sales representatives working with the gynecological community, BEI's target audience.

     When seeking reimbursement from health insurance companies, managed-care organizations and other payors of the HTA treatment, gynecologists are able to use an existing CPT-4 Procedure Code for endometrial ablation using hysteroscopic control. BEI Medical


                                      ----
                                       8

Systems believes this should accelerate the process of acceptance of the Hydro ThermAblator by the gynecological community and healthcare institutions.

Three Months Ended March 30, 2002 and March 31, 2001

     Revenues for the three months ended March 30, 2002, were $731,000, an increase of $691,000 from the comparable three-month period of fiscal 2001 and were 40.3% higher than the first quarter of fiscal 2002. The higher revenue reflects the impact of the FDA approval to market the HTA in the United States in April 2001. Prior to the FDA approval, the Company had no HTA related domestic revenue. Domestic revenue from the HTA was $664,000 in the second quarter of fiscal 2002 due primarily to increased shipments of the HTA single-use procedure sets, which represented approximately 80% of the total domestic revenue. International revenue for the HTA was $67,000 in the second quarter of fiscal 2002 compared to $40,000 in 2001.

     The gross profit was $147,000 for the second quarter of fiscal 2002 compared to the negative gross profit of $137,000 in the second quarter of fiscal 2001. Overhead expenses for the second quarter of fiscal 2002 were approximately $165,000, compared to $132,000 in the same period of fiscal 2001, reflecting higher spending for personnel, operating materials and outside services as a result of the increased volume of commercial activity. However, the higher revenue resulted in a favorable absorption of fixed overhead expenditures and improved gross profit. The Company received FDA approval in the first quarter of fiscal 2002 for a Premarket Approval Application (PMA) supplement permitting modifications to the assembly of the sheath used in the HTA procedure set. This approval allows BEI to incorporate more cost-effective manufacturing practices in the manufacture of the HTA procedure set. The Company anticipates that the adaptations to the new sheath assembly in the HTA procedure set will be implemented by the end of the third quarter of fiscal year 2002, once sterilization validation and the transition to manufacturing of the modified design are completed.

     Selling, general and administrative expenses increased to $2,219,000 for the three months ended March 30, 2002, from $853,000 for the three months ended March 31, 2001. The increase in expenses reflects higher sales and marketing investment spending of $1,120,000 in fiscal 2002. The Company increased selling and marketing activities to $1,415,000 for the three months ended March 30, 2002, from $295,000 for the three months ended March 31, 2001, following the April 2001 FDA approval to market the HTA in the United States. Areas of increased investment spending include: the addition of a vice president of sales, field zone sales management, and other administrative, reimbursement and customer service support personnel, plus include related travel and training expenses; commission expenses resulting from the higher domestic revenue; outside marketing and promotional services for the development of product and promotional materials; and expenses related to the Company's participation in physician trade shows, the support of clinical education, the sponsorship of physician training workshops and the training of field sales representatives. Administrative expenses increased $246,000 or 44.1% to $804,000, due primarily to higher professional fees, plus increased personnel and insurance costs.

     Research, development and related expenses were $312,000 in the second quarter of fiscal 2002, a decline of $216,000 or 40.9% from the comparable period of fiscal 2001. The lower expenses reflect the absence of a one-time non-cash charge of $143,000 in the second quarter of fiscal 2001 related to the issuance of a warrant to purchase shares of common stock in exchange for a reduction in the future royalty payments on certain disposable components of


                                      ----
                                       9
the Company's HTA. In addition, a lower rate of spending is sufficient to support the Phase III FDA clinical trial on a post-approval basis as compared to the levels that were required during the prior year prior to FDA approval. Mandatory post-approval surveys of patients treated during the Phase III FDA clinical trial at twenty-four and thirty-six months following treatment will require continued spending through the end of calendar 2002, at lower levels than those required prior to FDA approval. Partially offsetting the lower rate of spending related to the clinical trial is increased spending for engineering services related to the Company's cost reduction program for the HTA single-use procedure set.

     Interest income declined to $25,000 in the three month period ended March 30, 2002 compared to $62,000 in the three month period ended March 31, 2001, principally as a result of lower average interest rates earned on cash balances on hand during the quarter.

     Interest expense increased to $4,000 in the second quarter of fiscal 2002 compared to zero for the comparable quarter of fiscal 2001 reflecting cost related to the Company's long-term lease obligation.

     The Company recognized no income tax benefit for the three-month periods ended March 30, 2002 and March 31, 2001. The cumulative net operating loss carryforwards as of March 30, 2002 were approximately $15.6 million. The Company projects losses to continue at least through fiscal year 2002. These losses remain available to the Company on a carryforward basis to offset any future earnings, but they have been fully offset by a valuation allowance in the financial statements, as their future realization is uncertain. There is no remaining loss carryback available to the Company.

Six Months Ended March 30, 2002 and March 31, 2001

     Revenues for the six months ended March 30, 2002, were $1,252,000, an increase of $1,181,000 from the comparable six-month period of fiscal 2001. The higher revenue reflects the impact of the FDA approval to market the HTA in the United States in April 2001. Domestic revenue from the HTA was $1,153,000 in the for the six months ended March 30, 2002, due primarily to shipments of the HTA single-use procedure sets, which represented over 85% of the total domestic revenue. International revenue for the HTA was $99,000 in fiscal 2002 compared to $69,000 in 2001.

     The gross profit was $220,000 for the first six months of fiscal 2002 compared to the negative gross profit of $239,000 in the comparable period of fiscal 2001. Overhead expenses for the first six months of fiscal 2002 were approximately $313,000, compared to $232,000 in the same period of fiscal 2001, reflecting higher spending for personnel and operating materials as a result of the increased volume of commercial activity. However, the higher revenue resulted in a favorable absorption of fixed overhead expenditures and improved gross profit.

     Selling, general and administrative expenses increased to $4,365,000 for the six months ended March 30, 2002, from $1,566,000 for the six months ended March 31, 2001. The increase in expenses primarily reflects higher sales and marketing investment spending in fiscal 2002. Sales and marketing spending in fiscal 2002 was $2,910,000 compared to $502,000 in the same period of fiscal 2001. The Company increased selling and marketing activities following the April 2001 FDA approval to market the HTA in the United States. Areas of increased investment spending include: the addition of a vice president of sales, field zone sales management, and other administrative, reimbursement and customer service support personnel, plus related travel and training expenses; commission expenses resulting from the


                                      ----
                                       10
higher domestic revenue; outside marketing and promotional services for the development of product and promotional materials; and expenses related to the Company's participation in physician trade shows, the support of clinical education, the sponsorship of physician training workshops and the training of outside independent field sales representatives. Administrative expenses increased $391,000 or 36.7% to $1,455,000, due primarily to higher professional fees, plus increased personnel and insurance costs.

     Research, development and related expenses were $602,000 in the first six months of fiscal 2002, a decline of $220,000 or 26.8% from the comparable period of fiscal 2001. The lower expenses reflects the absence of a one-time non-cash charge of $143,000 in the second quarter of fiscal 2001 related to the issuance of a warrant to purchase shares of common stock in exchange for a reduction in the future royalty payments on certain disposable components of the Company's HTA. In addition, a lower rate of spending is currently necessary to support the clinical trial on a post-approval basis than the levels that were required prior to approval during the prior year. Partially offsetting the lower rate of spending related to the clinical trial is increased spending for engineering services related to the Company's cost reduction program for the HTA single-use procedure set.

     Interest income declined to $73,000 in the six month period ended March 30, 2002 compared to $119,000 in the six month period ended March 31, 2001, principally as a result of lower average interest rates earned on cash balances on hand during the period.

     Interest expense increased to $8,000 in the first six months of fiscal 2002 compared to $1,000 for the comparable quarter of fiscal 2001 reflecting cost related to the Company's long-term lease obligation.

     The Company recognized no income tax benefit for the six-month periods ended March 30, 2002 and March 31, 2001.

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

     The Company believes that existing cash balances, anticipated future revenues and funds anticipated from the exercise of outstanding common stock warrants will provide adequate funding to meet the Company's minimum capital requirements until the end of the calendar year. The Company is considering options to secure additional financing at this time. The timing and amount of such capital requirements cannot be predicted accurately. In addition, in order to attempt to maximize the return on assets the Board of Directors is evaluating various strategic alternatives that may be available to the Company. In addition to the effect of general market conditions on our ability to obtain additional capital, such factors as the performance of the HTA, competing technologies and the extent to which physicians accept the HTA may become factors that affect our ability to obtain additional capital. We may not be able to obtain additional financing on favorable terms or at all. In the event the Company is unable to secure additional sources of


                                      ----
                                       11
capital when we need them, its ability to continue as a going concern will be seriously impaired and we may be required to scale back our operations, research, marketing or sales efforts or obtain funds through arrangements with collaborative partners or others that may require us to license or relinquish rights to technologies or products. If we raise additional funds by issuing equity securities, further dilution to our stockholders may result, and new investors could have rights superior to existing stockholders.

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

     During the first six months of fiscal 2002 cash used in operating activities was $4,281,000 reflecting the net loss of $4,682,000 which was partially offset by the receipt of $284,000 from the sale of a portion of the Company's New Jersey net operating loss carryforwards, as well as increases in accounts payable and accrued liabilities of $519,000 and adjustments to reconcile the net loss to net cash used in operations of $147,000. Increases in working capital for accounts receivable, inventory and other current assets of $182,000, $186,000 and $181,000, respectively, partially offset the above.

     Cash used in investing activities during the first six months of fiscal 2002 was $275,000 primarily reflecting the purchase of manufacturing molds, field placement equipment and office equipment plus increased purchases of marketable securities related to the Company's deferred compensation plan.

     Net cash provided by financing activities of $8,000 reflects proceeds from the exercise of common stock options and warrants of $21,000 partially offset by payment of long-term lease obligations of $13,000.

     As of March 30, 2002, in anticipation of future revenue growth, the Company has placed non-cancelable purchase orders for HTA control units, HTA procedure sets and related inventory totaling approximately $1,500,000 with projected delivery dates scheduled over the next six months. In addition, to support the Company's cost reduction program and the Company's domestic marketing launch of the HTA, the Company has made non-cancelable commitments for the purchase of sales and marketing materials and services, manufacturing molds and engineering support totaling over $100,000. The Company had no other material capital or other commitments as of March 30, 2002. As discussed above, the Company's capital requirements to complete the commercialization of the HTA depend on numerous factors including the amount of resources that will be required to successfully commercialize the HTA in the United States and the extent to which the HTA gains market acceptance and sales.

     The Company leases certain office equipment and facilities under operating and capital lease agreements expiring through fiscal year 2006. Total commitments under these lease agreements are as follows:

                                   2002     $ 163
                                   2003     $ 209
                                   2004     $ 154
                                   2005     $  55
                                   2006     $  27

Effects of Inflation

     Management believes that, for the periods presented, inflation has not had a material effect on the Company's operations.


                                      ----
                                       12

                                    PART II.
                                OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

               1. The Annual Meeting of Stockholders of the Company (the "Meeting") was held on March 12, 2002. At the meeting, Charles Crocker and Ralph Richart, M.D. were elected to serve as Class I directors of the Company for a three-year term expiring at the Company's 2005 Annual Meeting and Jordan Davis was elected to serve as the Series A director until the 2003 Annual Meeting. The Class I directors were elected by a vote of 9,706,409 votes in favor and 40,165 withheld for Mr. Crocker, 9,734,205 votes in favor and 12,369 votes withheld for Dr. Richart. Mr. Davis was elected as the Series A director by a vote of 581,151 votes in favor and zero votes withheld.

                    In addition, the following directors continued in office:
                    Richard W. Turner, Ph.D., and Gary D. Wrench (until the Company's 2003 Annual Meeting); and Lawrence A. Wan, Ph.D. (until the Company's 2004 Annual Meeting).

               2. The other matters presented at the Meeting and the votes of the stockholders with respect thereto are as follows:

                    The selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 28, 2002 was ratified by a vote of 9,712,082 votes in favor, 2,721 against and 31,771 abstentions.

Item 5.  Other Information

Subsequent events

     On May 14, 2002, Boston Scientific Corporation and BEI Medical Systems Company, Inc. announced the signing of a definitive agreement for Boston Scientific to acquire BEI in an all-cash transaction for a purchase price of approximately $95 million, or $6.84 per common share equivalent. The transaction, which will be accomplished by a cash tender offer and follow-on merger, is expected to close in the second quarter of calendar year 2002. The tender offer for all common and preferred shares of BEI is expected to commence later this month and is conditioned upon the tender of a majority of the outstanding shares of BEI and other customary conditions. Management and certain other stockholders of BEI have agreed to support the acquisition by tendering their shares into the tender offer, voting their shares in favor of the transaction at any shareholder meeting or selling their securities to Boston Scientific. The BEI board has unanimously voted to recommend the tender offer to its shareholders.

     This report is neither an offer to purchase nor a solicitation of an offer to sell securities of BEI. The tender offers will be made solely by an offer to purchase and a related letter of transmittal to be disseminated upon the commencement of the tender offer. Holders of BEI securities should read the Tender Offer Statement on Schedule TO filed by Boston Scientific when it becomes available, as well as the Schedule 14D-9 to be filed by BEI, as they will contain important information about the tender offer. Investors can obtain -- at no cost -- the Tender Offer Statement on Schedule TO, the Schedule 14D-9, and other filed documents, from the Securities and Exchange Commission's website HTTP://WWW.SEC.GOV.

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

     If we are able to commercialize the HTA, we cannot guarantee we will achieve significant revenues from either international or domestic sales of the HTA. In addition, we cannot assure


                                      ----
                                       13
you that we will achieve or sustain profitability in the future. In the event we are unable to achieve profitability or secure additional sources of capital, our ability to continue as a going concern may be severely impaired.

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

     We believe that our existing cash balances, anticipated future revenues and funds anticipated from the exercise of outstanding common stock warrants will provide adequate funding to meet our minimum capital requirements until the end of the calendar year. We are considering options to secure additional financing at this time. The timing and amount of such capital requirements cannot be predicted accurately. In addition, in order to attempt to maximize the return on assets we are evaluating various strategic alternatives that may be available to the Company. In addition to the effect of general market conditions on our ability to obtain additional capital, such factors as the performance of the HTA, competing technologies and the extent to which physicians accept the HTA may become factors that affect our ability to obtain additional capital. We may not be able to obtain additional financing on favorable terms or at all. In the event we are unable to secure additional sources of capital when we need them, our


                                      ----
                                       14
ability to continue as a going concern will be seriously impaired and we may be required to scale back our operations, research, marketing or sales efforts or obtain funds through arrangements with collaborative partners or others that may require us to license or relinquish rights to technologies or products. If we raise additional funds by issuing equity securities, further dilution to our stockholders may result, and new investors could have rights superior to existing stockholders.

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

     We currently depend on single-source vendors for a number of the HTA's significant components. Because the HTA has not yet been manufactured in significant commercial quantities, we cannot be certain that our current vendors of these components will be able or willing to meet our future demands. Establishing additional sources of supply for these components could take a substantial amount of time and expense. If we need to switch to a


                                      ----
                                       15
replacement vendor, the manufacture and delivery of our HTA could be interrupted for an extended period. Although we will try to maintain sufficient quantities of inventory of such components to minimize production delays or interruptions, we cannot guarantee you that we will find suitable alternatives at reasonable prices, if at all, or that any such alternatives will remain available to us. If we are not able to obtain acceptable suppliers of components in a timely manner or to find and maintain suitable replacement suppliers of components, our business, financial condition and results of operations will suffer.

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

     Any litigation or USPTO proceedings involving us will result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse


                                      ----
                                       16
determination in litigation or USPTO proceedings to which we may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. Although some patent and intellectual property disputes in the medical device area have been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include substantial ongoing royalties. Furthermore, we cannot be certain that necessary licenses would be available to us on satisfactory terms, if at all. If we are subjected to an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses, we could be prevented from manufacturing and selling the HTA, which would harm our business, financial condition and results of operations.

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


                                      ----
                                       17

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

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be


                                      ----
                                       18
required to limit commercialization of the HTA or other products that we may develop.

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


                                      ----
                                       19

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

     We are dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees would harm our business, financial condition and results of operations. Our ability to manage our transition to commercial-scale operations, and


                                      ----
                                       20
hence our success, will depend on the efforts of these individuals. Our success will also depend on our ability to attract and retain additional highly qualified management and technical personnel. We face intense competition for qualified personnel, and we cannot guarantee that we will be able to attract and retain such personnel. We do not currently have key person insurance on the life of any employee.

We are subject to significant amount of control by our existing stockholders and management and thus investors will have less influence on our stockholder decisions.

     Our directors, officers and their affiliates beneficially own approximately 28.4% of the outstanding common stock (assuming exercise of vested stock options) as of May 2, 2002. As a result of such common stock ownership, our directors, officers and their affiliates, if they voted together, would be able to exercise significant influence over the election of members of our Board of Directors and other corporate actions requiring stockholder approval.

We have adopted several antitakeover measures that may deter, delay or prevent change of control or other transactions that could be beneficial to our stockholders.

     We have taken a number of actions that could have the effect of discouraging a takeover attempt that might be beneficial to our stockholders who wish to receive a premium for their shares from a potential bidder. For example, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, or the Delaware Law, and our Certificate of Incorporation contains a fair price provision, the combined effect of which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 and the fair price provision could have the effect of delaying or discouraging a change of control of BEI. We have also adopted a Stockholder Rights Plan that would cause substantial dilution to a person who attempts to acquire us on terms not approved by our Board of Directors. In addition, our Board of Directors has the authority to issue up to approximately 3,700,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. Any such preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock. The Board of Directors has no present intention of issuing any additional shares of preferred stock (1,114,485 shares of Series A convertible preferred stock were outstanding as of May 2, 2002), but reserves the right to do so in the future. Further, our Certificate of Incorporation provides for staggered terms for the members of the Board of Directors. The staggered Board of Directors and certain other provisions of our Certificate of Incorporation and Bylaws may have the effect of delaying or discouraging changes in control or management of BEI, which could adversely affect the market price of our common stock.

Our stockholders will suffer dilution upon the conversion of our outstanding preferred stock.

     The 1,114,485 shares of Series A convertible preferred stock issued on February 14, 2001 are convertible at any time into an aggregate of 2,228,970 shares of our common stock at an initial conversion price of $1.88 per share. The initial conversion price will be adjusted for stock splits, combinations, certain dividends and distributions and other similar events and could also be adjusted on a weighted average basis in the event we issue additional securities at a per share price below $1.88. Accordingly, if all of the shares of Series A convertible preferred stock were converted into common stock, there would be dilution of at least 2,228,970 shares of


                                      ----
                                       21
common stock, or approximately 18.4% of the 9,857,691 million shares of common stock outstanding on May 2, 2002.



                                      ----
                                       22

Item 6.  Exhibits and Reports on Form 8-K

               (a)  Index to Exhibits


                    10.8 Registrant's 1992 Restricted Stock Plan, as amended, and form of Restricted Stock Agreement.

                    10.36 Employment Agreement between the Registrant and Richard W. Turner dated October 7, 1999, as amended April 19, 2000.

                    10.45  Amendment to Rights Agreement dated August 20, 2001,

                    10.46  Description of Transaction Bonus Plan.

                    10.47  Description of Management Incentive Bonus Plan.

                    21.1   Subsidiaries of the Registrant

               (b)  Reports on Form 8-K

                    (i) The Company filed no reports on Form 8-K during the quarter ended March 30, 2002.


                                      ----
                                       23

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2002.



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



                                      ----
                                       24

                                INDEX TO EXHIBITS


  Exhibit
  Number
  -------

   10.8 Registrant's 1992 Restricted Stock Plan, as amended, and form of Restricted Stock Agreement.

   10.37 Employment Agreement between the Registrant and Richard W. Turner dated October 7, 1999, as amended April 19, 2002.

   10.45    Amendment to Rights Agreement dated August 30, 2001.

   10.46    Description of Transaction Bonus Plan.

   10.47    Description of Management Incentive Bonus Plan.

    21.1    Subsidiaries of the Registrant


                                      ----
                                       25